Form 10-Q
period 1996-09-28
SPECIALTY CATALOG CORP
filed 1996-11-22
CIK 1020897

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 28, 1996
                               ------------------

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________________ TO _______________

                   Commission file number 000-21499
                                          -----------------

                            Specialty Catalog Corp.
     --------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

                       Delaware                                                04-3253301
-------------------------------------------------------------     -------------------------------------
(State or Other Jurisdiction of Incorporation or Organization      (I.R.S. Employer Identification No.)

           21 Bristol Drive, South Easton, Massachusetts                    02375
------------------------------------------------------------------------------------------------------
          (Address of principal executive offices)                          (Zip Code)

                                (508) 238-0199
           --------------------------------------------------------
                        (Registrant's telephone number)


--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

                            Yes  X      No
                               -------     ----------


The number of shares outstanding of the issuer's class of common stock, as of November 12, 1996 was 4,701,666 shares.

PART I. FINANCIAL INFORMATION
---------------------------------

Item 1. Condensed consolidated financial statements

                                                                                          SPECIALTY CATALOG CORP.

                                                                                CONDENSED CONSOLIDATED STATEMENTS OF  OPERATIONS


                                                        Three Months Ended                                    Nine Months Ended

                                                   September 28, 1996  September 30, 1995   September 28, 1996  September 30, 1995
                                                  -------------------  ------------------   ------------------  ------------------

Net Sales                                             $8,209,754            $9,800,032          $26,964,495        $32,219,419

Cost of sales                                          2,693,230             3,539,699            9,696,471         12,398,774

Operating expenses                                     4,515,264             5,819,029           15,106,201         17,487,555
                                                 ---------------       ----------------       --------------       -----------

Total expenses                                         7,208,494             9,358,728           24,802,672         29,886,329
                                                 ---------------       ----------------       --------------       -----------

Income from operations                                 1,001,260               441,304            2,161,823          2,333,090

Interest expense-net                                     431,964               478,590            1,341,180          1,436,787
                                                 ---------------       ----------------       --------------       -----------

Income before income taxes                               569,296              (37,286)              820,643            896,303

Income taxes/(benefit)                                   225,448              (14,914)              327,494            358,521
                                                 ---------------       ----------------       --------------       -----------

Net income/(loss)                                      $343,848              ($22,372)            $493,149           $537,782
                                                 ---------------       ----------------       --------------       -----------

Preferred stock dividends                                      -             ($73,096)                     -         $219,287
                                                 ---------------       ----------------       --------------       -----------

Net income/(loss) available to common
 shareholders                                          $343,848              ($95,468)            $493,149           $318,495
                                                 ==============        ===============       ==============        ==========

Net income/(loss) per share                               $0.10                ($0.03)               $0.14              $0.11
                                                 ---------------       ----------------       --------------       -----------

Weighted average common shares
 outstanding                                          3,570,523             3,015,078            3,570,523          3,015,078
                                                 ==============        ===============        =============        ==========

                                                               SPECIALTY CATALOG CORP
                                                     CONDENSED CONSOLIDATED BALANCE SHEET
                                                                       ASSETS

                                         September 28, 1996              December 30, 1995
                                     ------------------------        ------------------------

Current assets:

         Cash                                      $1,398,407                        $113,364

         Accounts Receivable,net                    1,126,604                       1,367,929

         Inventories                                4,241,161                       5,073,743

         Prepaid expenses                           3,666,529                       3,462,818
                                              ---------------                ----------------

                 Total current assets              10,432,701                      10,017,854
                                              ---------------                ----------------

Fixed assets:

         Property and equipment                     4,128,270                       3,982,348

         Less accumulated depreciation
         and amortization                          (3,247,520)                     (3,040,751)
                                               ---------------                ----------------

                 Total fixed assets                   880,750                         941,597
                                              ---------------                ----------------

Deferred income taxes                               6,442,852                       6,779,356

Other assets                                          345,961                         431,553
                                              ---------------                ----------------

Total assets                                      $18,102,264                     $18,170,360
                                              ===============                ================

                                                                SPECIALTY CATALOG CORP
                                                    CONDENSED CONSOLIDATED BALANCE SHEET
                                                    LIABILITIES AND STOCKHOLDERS DEFICIT


                                                September 28, 1996              December 30, 1995
                                             -----------------------        -------------------------

Current liabilities:

         Accounts and notes payable                   $7,515,034                        $7,168,865

         Other current liabilities                     1,660,642                         2,199,918
                                               -----------------                   ---------------

                  Total current liabilities            9,175,676                         9,368,783
                                               -----------------                   ---------------

Long-term debt                                         7,450,000                         8,750,000


Subordinated debt-related party                        4,916,387                         4,125,519


Other long term liabilities                                    0                           341,939
                                               -----------------                   ---------------

Total liabilities                                     21,542,063                        22,586,241
                                               -----------------                   ---------------

Stockholders' deficit:

         Preferred stock                               2,249,100                         2,249,100

         Common stock                                     28,267                            28,267

         Additional paid in capital                    5,453,266                         4,501,600

         Accumulated deficit                         (11,170,432)                      (11,194,848)
                                                ----------------                    --------------

                  Total stockholders' deficit         (3,439,799)                       (4,415,881)
                                               -----------------                   ---------------

Total liabilities and stockholders' deficit          $18,102,264                       $18,170,360
                                               =================                   ===============


                                                                          SPECIALTY CATALOG CORP.
                                                                CONDENSED CONSOLIDATED  STATEMENT OF CASH FLOWS

                                                                                Nine months ended
                                                                         -------------------------------

                                                             September 28,                      September 30,
                                                                 1996                              1995
                                                      --------------------------         -------------------------

Cash flow from operating actvities:

Net income                                                        $493,149                  $537,782

  Adjustments to reconcile net income to net cash provided by operating activities:

      Depreciation and amortization                                209,329                   179,935
      Interest paid through issuance of debt                       237,216                   221,015
      Changes in operating assets and liabilities                  347,392                  (655,198)

Net cash provided by operating activities                       $1,287,086                  $283,534
                                                               -----------                ----------

Cash flows from investing activities:

  Purchases of property and equipment                             (147,625)                  (285,297)
  Other                                                              3,643                      2,044

Net cash provided(used in) investing activites                   ($143,982)                 ($283,253)
                                                               -----------                 ----------

Cash flows from financing activites:

  Advances on line of credit                                       400,000                 1,050,000
  Repayment of long term debt                                   (1,100,000)               (1,500,000)
  Waiver of accrued dividends and interest                         341,939
  Issuance of junior subordinated debt                             500,000

Net cash provided by (used in) financing activities               $141,939                 ($450,000)
                                                               -----------                ----------

Increase (decrease) in cash                                      1,285,043                  (449,719)
Cash, beginning of year                                            113,364                   946,280
Cash, end of quarter                                            $1,398,407                  $496,561
                                                               ===========                ==========

                            SPECIALTY CATALOG CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The condensed consolidated balance sheet at September 28,1996 and the condensed statements of operations and the condensed statements of cash flows for the three- and nine- month periods ended September 28, 1996 and September 30, 1995, are unaudited and reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with the management's discussion and analysis of financial condition and results of operations, for the fiscal year ended December 30, 1995 contained in the Company's form S-1 Registration Statement as declared effective by the United States Securities and Exchange Commission on October 17, 1996. The results of operations for the three-and nine-month periods ended September 28, 1996 are not necessarily indicative of the results for the entire fiscal year ending December 28, 1996.

2. On October 21, 1996 the Company completed an initial public offering of 1.5 million shares of its common stock at an initial offering price of $6.50 per share. Net proceeds to the Company after offering expenses approximated $8.1 million. Coincidental with the offering, the Company increased the number of authorized common shares from 20,000 to 10,000,000 and preferred stock from 30,000 to 1,000,000 and effected a 325.51-for-one split of outstanding common stock. All numbers of common shares and per share data in the accompanying consolidated financial statements have been adjusted for the stock split. Immediately after the stock split, all outstanding shares of preferred stock were converted into 375,000 shares of common stock. All accumulated dividends, and accrued interest on those dividends, through the date of the offering were irrevocably waived by the holders of the preferred stock as of August 13, 1996. As of the date of the offering, the Company adopted the 1996 Stock Option Plan, for which, 500,000 shares of authorized but unissued common stock have been reserved. The per share exercise price for options granted under the plan will be not less than the greater of $6.50 per share or the fair market value of a share of the Company's common stock on the date of the grant.

        ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

The forward-looking statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations, which reflect management's best judgement based on factors currently known, involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including but not limited to those discussed below. Forward-looking information provided by Specialty Catalog Corp. pursuant to the safe harbor established by recent securities legislation should be evaluated in the context of these factors.

THREE MONTHS ENDED SEPTEMBER 28, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995

Net sales declined $1.6 million, or 16.3%, from $9.8 million in the third quarter of 1995 to $8.2 million in the third quarter of 1996. This decrease was primarily caused by a 24.6% reduction in the number of catalogs mailed during the period compared to a year ago. Fewer catalogs were mailed because (i) a reduction in advertising caused by working capital shortages during the second half of 1995 and the first nine months of 1996 resulted in fewer prospective customers requesting catalogs; and (ii) historical mailing results projected that mailings to certain segments of the customer mailing list would not produce sufficient revenue to cover the cost of printing and mailing such catalogs in view of the increases in the cost of paper and postage which have occurred since the beginning of 1995. While these actions resulted in lower sales, the Company believes they were important in generating net income in the third quarter versus a loss in the same period last year. The Company plans to increase its advertising programs in the first quarter of 1997, and expects that mailings to prospective customers will begin to increase in the latter half of the first quarter of 1997 and will remain at a higher level for the remainder of next year. Because advertising costs are expensed in the year in which the advertisements actually run, mailings to prospective customers in that year do not produce sufficient sales to offset the cost of such advertisements, but they do build the customer list which should result in more effective mailings in future years.

Gross margin increased from 63.9% of net sales in the third quarter of 1995 to 67.2% of net sales in the third quarter of 1996. This increase resulted from ( i ) the continued expansion of the Company's direct import program which resulted in a larger percentage of product being purchased at lower prices directly from overseas factories; and ( ii ) a shift in the method of shipping to customers, packages weighing less than one pound, which reduced total shipping costs by approximately 46.0% from what they would have been had the change in method not been made. The Company plans on continuing to expand its direct import program as well as continuing to ship packages weighing less than one pound using the lower cost method. As a result, the Company expects continued improvement in its gross margin as a percentage of net sales during the remainder of 1996 and through the first half of 1997.

Selling, general and administrative expenses decreased $1.3 million, or 22.4%, from $5.8 million in the third quarter of 1995 to $4.5 million in the third quarter of 1996. This decrease resulted from mailing fewer catalogs and reducing page counts in certain catalogs in order to reduce paper and postage costs. This decrease also reflected fewer mailings to prospective customers as a result of the Company's decision to reduce advertising expenditures during the second half of 1995 and the first nine months of 1996. Total catalogs mailed decreased by
1.7 million, or 25.0%, from 6.8 million in the third quarter of 1995 to 5.1 million in the third quarter of 1996. Catalog production costs decreased $800,000, or 42.1%, from $1.9 million in the third quarter of 1995 to $1.1 million in the third quarter of 1996. Postage costs decreased by $200,000, or 15.4%, from $1.3 million in the third quarter of 1995 to $1.1 million in the third quarter of 1996.

Net interest expense declined $47,000, or 9.8%, from $479,000 in the third quarter of 1995 to $432,000 in the third quarter of 1996, reflecting lower principal amounts outstanding on the Company's bank loan and lower interest rates. In mid-October, following receipt of the proceeds from the Company's initial public offering, the Company reduced its bank debt by $5.9 million and as a result expects lower interest expense in the fourth quarter of 1996.


NINE MONTHS ENDED SEPTEMBER 28, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995

Net sales declined $5.2 million, or 16.1%, from $32.2 million in the first nine months of 1995 to $27.0 million in the first nine months of 1996. This decrease was primarily caused by an 18.5 % reduction in the number of catalogs mailed during the period compared to a year ago. Fewer catalogs were mailed because
( i) a reduction in advertising caused by working capital shortages during the second half of 1995 and the first nine months of 1996 resulted in fewer prospective customers requesting catalogs; and ( ii ) historical mailing results did not project that sufficient revenues would be generated to cover the costs of printing and mailing catalogs to certain segments of the customer mailing list in view of the increases in the cost of paper and postage which have occurred since the beginning of 1995. While these actions resulted in lower sales, the Company believes they were important in generating operating income in the first nine months of 1996.

Gross margin increased from 61.5% of net sales in the first nine months of 1995 to 64.0% of net sales in the first nine months of 1996. This increase resulted from ( i ) the continued expansion of the Company's direct import program which resulted in a larger percentage of product being purchased at lower prices directly from overseas factories; and ( ii ) a shift in the method of shipping to customers, packages weighing less than one pound, which reduced total shipping costs.

Selling, general and administrative expenses decreased $2.4 million, or 13.7%, from $17.5 million in the first nine months of 1995 to $15.1 million in the first nine months of 1996. This decrease resulted from mailing fewer catalogs and reducing page counts in certain catalogs in order to reduce paper and postage costs. This decrease also reflected fewer mailings to prospective customers as a result of the Company's decision to reduce advertising expenditures during the second half of 1995 and the first nine months of 1996. Total catalogs mailed decreased 4.1 million, or 18.5%, from 22.1 million in the first nine months of 1995 to 18.0 million in the first nine months of 1996. Postage costs decreased $800,000, or 18.2%, from $4.4 million in the first nine months of 1995 to $3.6 million in the first nine months of 1996. Catalog production costs decreased $800,000, or 16.7%, from $4.8 million in the first nine months of 1995 to $4.0 million in the first nine months of 1996.

Net interest expense declined $100,000, or 7.1%, from $1.4 million in the first nine months of 1995 to $1.3 million in the first nine months of 1996, reflecting lower principal amounts outstanding on the Company's bank loan and lower interest rates.

Inventories decreased by $900,000, or 17.7%, from $5.1 million at the end of 1995 to $4.2 million at the end of September 1996. Inventories decreased by $600,000, or 12.5%, from $4.8 million at the end of September 1995. Inventory levels at the end of 1995 reflected a $968,000 shortfall from budgeted sales in the fourth quarter of 1995. Inventory was reduced to historically acceptable levels through the normal course of business during the first nine months of 1996.


LIQUIDITY AND CAPITAL RESOURCES

During the first nine months of 1996, the Company experienced continued working capital constraints due to the lower sales that it achieved as discussed in the Results of Operations section. The Company made required principal payments of $1.1 million on its term loan during this period and paid an additional $785,000 in interest on the term loan and outstanding amounts under the revolving credit facility. As a result of these payments, there were no funds available to expand the business. At the end of September, the Company had fully used all of its available credit under its revolving credit line, including $285,000 of outstanding letters of credit. At the end of September, the Company had cash of $1.4 million including $550,000 that was paid to its bank on September 30, 1996 as a scheduled repayment against the Company's term loan. The remaining increase from the end of 1995 was due to the timing of disbursements in the normal course of business during the first weeks of October.

In October 1996, the Company successfully completed an initial public offering that generated net proceeds of approximately $8.1 million to the Company. The Company paid $4.45 million of these proceeds to its bank to reduce the amount outstanding on the Company's term loan to $5.4 million. Included in this term loan repayment amount was $1.1 million that would have been due at the end of December 1996. The next scheduled principal payment is not due until March 1997. In addition, $1.45 million was repaid on the Company's revolving line of credit, thereby giving the Company the ability to borrow up to $2 million (or one-half the Company's eligible inventory levels, whichever is less) on the line of credit, less any outstanding letters of credit. In early November, the letters of credit were increased to $435,000 to cover increased purchases directly from overseas factories. Based on the amount of outstanding letters of credit and current inventory levels, the amount available to be drawn against the line of credit was approximately $1.5 million in November 1996.

Preliminary contact has been made with various financial institutions to begin the process of refinancing the Company's existing debt. The Company is seeking to refinance its bank term loan of $5.4 million and its subordinated debt which, including accrued interest, will be approximately $5.2 million at December 31, 1996, making the total amount to be refinanced approximately $10.6 million.
In addition, the Company is seeking to replace its existing revolving credit line with a similar facility and a similar or higher credit limit. The refinancing is expected to reduce interest expense because it is probable that the interest rate on the new loan will be less than the blended rate currently being accrued on the bank loan and the subordinated debt. Under the terms of the existing bank loan, no principal or interest payments are permitted on the subordinated debt, and interest on the subordinated debt is paid in kind by issuing additional notes. It is expected that all interest on the refinanced loan will be paid currently in cash. The Company intends to structure the amortization schedule of its new term loan in such a manner that the Company's cash flow for principal and interest repayment will be equal to or less than the currently required amortization.

PART II. OTHER INFORMATION
--------------------------


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter ended September 28, 1996.



SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATED:     NOVEMBER 22, 1996

                                Specialty Catalog Corp.
                                (Registrant)



                                /s/Steven L. Bock
                                -----------------
                                Steven L. Bock
                                Chairman and Chief Executive Officer



                                /s/John W. Heise
                                ----------------
                                John W. Heise
                                Sr. Vice President, Chief Financial Officer
                                (Principal Accounting and Financial Officer)