Form 10-K
period 1996-12-28
SPECIALTY CATALOG CORP
filed 1997-03-27
CIK 1020897

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

      FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  For the fiscal year ended December 28, 1996

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

  For the transition period from       to

                        COMMISSION FILE NUMBER 0-21499

                               ----------------

                            SPECIALTY CATALOG CORP.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                              04-3253301
    (STATE OR OTHER JURISDICTION OF     (I.R.S. EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)


                                                         02375
           21 BRISTOL DRIVE                          (ZIP CODE)
      SOUTH EASTON, MASSACHUSETTS
    (ADDRESS OF PRINCIPAL EXECUTIVE
               OFFICES)

                                (508) 238-0199
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          Securities registered pursuant to Section 12(b) of the Act:

                                     NONE

          Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK, $0.01 PAR VALUE
                               (TITLE OF CLASS)

                               ----------------

  Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X   No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, if definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  Aggregate market value of voting stock held by non-affiliates of the Registrant as of March 3, 1997: $12,381,998

  Number of shares of the Registrant's Stock outstanding as of March 3, 1997:
4,701,666

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held May 13, 1997 are incorporated by reference into Part III of this Form 10-K. Portions of the Registrant's Registration Statement on Form S-1 (registration No. 333-10793) are incorporated by reference into Part IV of this Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                   NOTE REGARDING FORWARD-LOOKING STATEMENTS

  Except for the historical information contained herein, this Annual Report on Form 10-K for Specialty Catalog Corp. (the "Company") may contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including but not limited to, the Company's expected future revenues, operations and expenditures, estimates of the potential markets for the Company's products, assessments of competitors and potential competitors, projected timetables for the market introduction of the Company's products and estimates of the capacity of facilities to support such products. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, but not limited to, the following risks and uncertainties, (i) increasing postal rates, paper prices and media costs, (ii) limited sources of fiber used to make the wigs, (iii) the limited number of wig manufactures,
(iv) the Company's dependence upon foreign suppliers, (v) the potential development of a cure for hair loss and cancer treatment improvements, (vi) the effectiveness of catalogs and advertising, and (vii) the Company's competition. See also "Risk Factors" under Item 7- -Management's Discussion and Analysis of Financial Condition and Results of Operations. The forward-looking statements contained herein represent the Company's judgement as of the date of this Annual Report on Form 10-K, and the Company cautions readers not to place undue reliance on such statements.

                                    PART I

ITEM 1. BUSINESS

GENERAL

  The Company is a direct marketer targeting niche consumer product categories. SC Direct, its principal operating subsidiary, is the leading U.S. retailer of women's wigs and hairpieces. SC Publishing, a subsidiary of SC Direct, sells continuing education courses to nurses, real estate professionals and CPAs.

  SC Direct sells wigs and hairpieces primarily to women over the age of 50, using three distinct catalogs: Paula Young, Christine Jordan and Especially Yours. In 1996, SC Direct mailed 19.0 million catalogs, generating net sales of $32.3 million. SC Direct has developed a proprietary data base consisting of approximately 5.1 million persons, including more than one million active customers and more than 1.1 million persons who have requested catalogs in the past year but who have not made a purchase. Due to the fact that wig wearers are difficult to find, the Company believes that its wig database is unique and would be very expensive to replicate. The Company believes that this poses a substantial barrier to entry for any potential competitor.

  SC Direct's target market is women over the age of 50. The Company believes that only approximately five million, or 25%, of the 20 million American women with thinning hair currently wear wigs, and that, accordingly, there is substantial opportunity for future growth of SC Direct's business.

  SC Direct's strategy for its core business is to exploit new distribution opportunities for wigs and hairpieces and to sell additional products to its customers. For example, in the last three years, SC Direct has introduced its upscale Christine Jordan catalog and its Especially Yours catalog for African-American customers, expanded into international markets and begun a test program selling to hair salons.

  In 1995, SC Direct launched its Paula's Hatbox catalog, through which it sells a variety of fashion hats to women. The Company believes that the market for fashion hats has niche characteristics similar to those of the wig market. In addition, SC Direct began test marketing men's wigs in the Paula Young catalog in March 1997.

  SC Publishing offers nurses, real estate agents and CPAs home study continuing education through the Western Schools catalogs. SC Publishing's strategy is to build its business by offering additional products and programs to its core customers and by expanding into new and related professional fields. In 1996, SC Publishing mailed 6.0 million catalogs, generating net sales of $4.0 million.

  The Company intends to build its business in existing niche markets and enter new niche markets both by internal expansion and through acquisitions. Niche markets are characterized by smaller market size, unique or hard to find products, or hard to locate customers. In executing its plans, the Company will seek to do the following:

  . Refine Marketing Programs. The Company continually seeks to refine its marketing programs, including the two-step marketing program which it utilizes to identify hard to locate customers in niche markets. The Company constantly seeks to develop new and improved marketing techniques to increase catalog requests, convert catalog requests into orders and increase sales to existing customers.

  . Offer Broad Product Selection at Attractive Pricing. The Company believes that it differentiates itself from both traditional store-front retailers and other direct marketers by offering a broad and deep selection of the products it offers. By virtue of its large order volume and direct purchasing from wig manufacturers, the Company is able to offer wigs at prices lower than most hair salons and wig shops.

  . Maintain Close Supplier Relationships. The Company maintains close relationships with many of the leading wig manufacturers. Through these relationships, the Company is able to obtain better control over purchasing, styles, quality and cost.

  . Continue to Provide Superior Customer Service. By emphasizing the training of marketing representatives, the Company seeks to maintain high levels of customer satisfaction. The Company seeks to provide prompt, courteous and knowledgeable service to its customers in order to build customer loyalty and demonstrate to the customer the convenience of catalog shopping.

  . Achieve Economies of Scale and Efficiencies. The Company believes that, if it is able to achieve its growth objectives, it will be able to reduce its fixed and other costs as a percentage of sales.

  . Develop New Products and Enter New Markets. The Company intends to add new product lines through new or expanded catalogs. To that end, the Company carefully monitors the wig, hat and continuing education markets to identify unfulfilled consumer demand. By developing and offering new products to meet that demand, the Company creates additional sales opportunities and reinforces customer loyalty to the Company's catalogs. The Company is seeking to add complementary products to its existing product lines that would appeal to its current customer base. The Company is also looking for new markets to enter, either through internal development or acquisitions.

WIGS

 Industry and Market

  Based on U.S. Census Bureau import data, approximately five million wigs are sold annually in the United States. The wig market is comprised of fashion wig wearers and need-based wig wearers. Need-based wig wearers purchase wigs as an everyday necessity due to a physical problem such as naturally thinning hair or total hair loss, as well as temporary hair loss due to medical procedures and conditions (i.e., cancer treatments). Many everyday wig wearers prefer to replace their wigs every three to four months, and have a wig "wardrobe," consisting of several wigs of different styles and colors.

  In the 1960s, wigs and related products were broadly viewed as a fashion accessory, but as styles changed the fashion-driven demand for wigs decreased. Due to this trend, during the 1970s and 1980s the number of specialty wig boutiques declined and department stores reduced their selling space and inventories of wigs. The Company recognized that a base of dedicated, need-based wig customers existed which was no longer being adequately serviced by the remaining retail alternatives. Therefore, the Company launched its catalog business to service this market.

  The retail wig market is serviced by direct mail catalogers and retail markets, including beauty salons, department stores and wig shops. The Company estimates that catalog retailers represent 40% of the current market and offer the benefits of privacy, convenience, lower prices and broad product selection. Retail stores provide customers with more personalized service and allow customers to try on the product, however, they charge higher prices and offer less convenience, privacy and selection than catalog retailers.

  The Company believes it has advantages over its two principal mail order competitors, General Wig Company (a subsidiary of Revlon, Inc.), which markets wigs through the Beauty Trends catalog, and Vincent James Company, which markets wigs through the TWC Catalog. The Company believes that these advantages include economies of scale, the size of its customer list, and the extent of its advertising program. The Company estimates that no other individual wig catalog retailer represents more than 5% of the market.

  The African-American wig market, unlike the Caucasian market, has yet to undergo the transition to direct marketing from retail outlets. Currently, only about 5% of African-American wigs are sold through catalogs, with the balance sold in beauty salons, department stores and wig shops. As a result, there are no significant catalog competitors. The Company is aware of only three other mail order catalogs targeting the African-American market--Black is Beautiful, Naomi Simms and Gold Medal.

 Products

  The Company sells a full range of wigs and hairpieces in five separate product lines. Hairpieces include wiglets, add-ons or extensions, and the Company's newest product, Style Enhancers. Wiglets are small wigs generally worn on the top of the head to add style or cover thinning hair on the top or crown area. Add-ons or extensions are usually added for style reasons, generally to the back of the head. Style Enhancers offer full coverage, like a wig, but allow the woman to integrate her own hair with the hairpiece, thus creating a blend of her own natural hair with the hairpiece. The Company offers about 45 different wig styles per catalog in more than 25 colors, including browns, blondes, grays and reds. Most wigs are available in one or two sizes, except for wigs in the Christine Jordan line which offers all styles in five sizes.

  Wigs are manufactured using a special modacrylic fiber, the market for which is dominated by two Japanese firms, Kaneka Corporation and Toyo Chemical Corporation. Modacrylic fiber is not a proprietary material, and other manufacturers in the past have produced this material. Although the Company believes that in the event of a disruption in the supply of fiber, alternative sources could be found, such a transition to new fiber suppliers could interrupt or delay wig production schedules, potentially causing a material adverse effect on the Company's business.

  The manufacture of a wig begins with the blending of the fibers for color and the cutting of the fiber to proper length. The fibers are then sewn to a cotton or lace wefting, after which the predetermined curl pattern is baked in. The wefting is then sewn together into the final pattern and styled.

  During 1996, the Company purchased approximately 55% of its wigs and hairpieces directly from foreign manufacturers and the balance from four U.S. importers. Each of the Company's five largest manufacturers represented between 4% and 24% of its overall wig purchases in 1996. The Company is increasing the percentage of wigs purchased directly from manufacturers because direct purchasing permits better control over price, quality and style. By 1998, the Company plans to purchase 80% to 90% of its wigs directly from the manufacturers.

  The Company also sells wig accessories, including brushes and stylers, styrofoam head forms and stands, rainhoods, wig liners, shampoos and styling products, generally at prices below $10.

 Marketing

  The Company markets its products through catalogs, generally by way of a two-step marketing program. Step one involves obtaining prospective customers by soliciting customer interest through targeted advertising. The Company uses a variety of advertising media, including magazines, newspaper tabloids, co-op mailers, package insert programs and television. The Company places advertising based on demographics, cost and historical experience. Historical experience is measured by cost per inquiry, cost per customer and lifetime value of a customer and, based on this information, the Company determines which media are effective and where future marketing dollars should be spent.

  Step two, which commences when a prospective customer responds favorably to an advertisement placed by the Company, involves sending the prospective customer a series of catalogs designed to elicit an initial sale. By pre-qualifying prospects in this manner, SC Direct has been able to convert 15% to 20% of inquirers into customers within one year of catalog request. If a sale is made, the customer is put on an active list and additional catalogs designed to create a repeat buyer are mailed. Inactive inquiries and customers are periodically sent a program of targeted mailings designed to reactivate customer interest.

  The Company believes that in niche markets its two-step marketing program has several advantages over the more traditional one-step marketing approach which entails mailing unsolicited catalogs to rented names. Since catalogs are sent only to persons who have shown an interest in the Company's products, the Company experiences higher conversion rates and fewer catalogs need to be printed and mailed, which leads to savings in paper, postage and other catalog production costs.

  The Company continually refines its marketing programs and processes for the purpose of increasing its conversion rate and satisfying its existing customers. The Company employs a variety of research methods, including demographic analysis, customer surveys, test mailings and advertising, focus groups and outside research sources. The Company's research efforts have assisted the Company in pursuing its strategic goals by identifying new niche markets, such as hats and wigs and hairpieces for African-American women.

 Brands

  The Company markets through three distinct wig catalogs: Paula Young, Christine Jordan and Especially Yours. Each catalog includes detailed product descriptions and specifications, full color photographs and pricing information. Each of these catalogs is published several times a year, and often, different variations of each catalog are distributed. Each catalog focuses on its namesake brand, as well as other selections of the Company's brands. The Company markets the following brands through its catalogs:

  Paula Young, the Company's flagship line, is designed to have the broadest appeal and is available in all three catalogs. Paula Young wigs are value priced from $29 to $89 and have a "shake and wear" styling with quality construction.

  Celebrity Secrets(R) originally was launched as a wig line geared toward a more sophisticated customer, with more contemporary styling and unique features. However, in January 1997 this line was refocused on the new Style Enhancer hairpiece products. Style Enhancers provide full coverage but allows the woman to blend her own hair into the hairpiece. Style Enhancer prices range from $59 to $69 and are available in the Paula Young catalog.

  Christine Jordan is the Company's premium brand and consists of the Company's highest quality wigs ranging in price from $69 to $99. Christine Jordan wigs have a unique fiber blend and come in their own distinctive colors. In addition, the wigs have comfort construction with a natural hairline and it is the only brand in the industry to carry five sizes in all styles. This wig line is featured in its own separate catalog as well as the Paula Young catalog.

  Especially Yours offers styles specially designed for African-American women and offers a variety of features, including natural hairline crimping and fiber texture, to reflect the natural hair of African-Americans. Especially Yours is featured in its own separate catalog with prices ranging from $29 to $69 and is also available in selected Paula Young catalogs.

  Touch of Class features only hairpieces, including wiglets, add-ons and extensions. Touch of Class products are sold primarily in the Paula Young catalog.

  In addition to its own five proprietary brands, the Company also markets Eva Gabor(R) wigs, a brand comparable in quality to Paula Young, but which is owned by Eva Gabor International. There is no licensing or marketing agreement between the Company and Eva Gabor International.

 New Opportunities

  African-American Market. Although African-American women comprise approximately 13% of the U.S. female population, they purchase approximately 50% of the wigs sold. The Company estimates that sales to the African-American wig market approximate $125 million annually. African-American women wear hairpieces for fashion reasons and are more likely to begin wearing wigs and hairpieces at a younger age than Caucasian women. The Company's newest wig catalog, Especially Yours, targets this market and is already the largest African-American wig catalog. The Company plans to market actively to African-American women.

  International Expansion. The Company seeks to leverage its marketing and product knowledge, infrastructure and procurement ability to expand internationally. The Company estimates that the international market is at least as large as the U.S. market. In the United Kingdom, New Zealand, and most recently in Germany and Austria, the Company has entered into license agreements which grant each licensee exclusive rights to use the Company's trademarks to sell wigs in the licensee's territory. The licensee uses the Company's inventory and fulfillment services, for which the Company is reimbursed, and also receives marketing advice and catalog development assistance. Pursuant to the license agreements, the licensees are required to pay royalties on their net sales, including a minimum guaranteed annual royalty, and expend a specified minimum amount of advertising expenditures each year.

  The Company has targeted Europe, Japan, Scandinavia, Australia, Israel and South Africa as potential expansion areas. In 1995, the Company purchased its Canadian licensee's customer list and began to market directly to Canadian consumers. The Company's Canadian gross sales were approximately $1 million in 1996.

  Business to Business. The Company launched a pilot program in 1995 to sell wigs to beauty salons. The program permits participating salons to offer their customers a broad selection of styles while keeping a limited inventory of wigs in the store.

  Men's Wigs. The Company began test marketing men's wigs in the Paula Young catalog in March 1997.

HATS

  In 1995, as part of its overall expansion strategy, the Company launched the Paula's Hatbox catalog. The Company believed that the fashion hat market, like the wig market, was not well served by existing retail chains of distribution, with no major competitor offering a broad selection of quality hats. The Company's research suggested that the marketing skills needed to capture this niche market were similar to those the Company used in the wig market.

  The women's fashion hat market is fragmented among department stores, small boutiques, resort stores and other general merchants and catalog retailers who offer a limited number of styles as a complement to their principal product lines. Although the women's fashion hat market is estimated to be a $700 million market, no dominant hat retailer has emerged.

  The Company sells a variety of hats in more than 125 styles and colors, ranging in style and price from simple baseball caps or sun visors for under $20 to designer hats for more than $200. Paula's Hatbox also includes hat pins and accessories, including costume jewelry, sunglasses, scarves, belts, shoes and handbags.

  The majority of the Company's hats are manufactured domestically and purchased from domestic vendors often from top designers. Currently, with the exception of hat boxes, the Company does not purchase hats and related products directly from manufacturers. As sales of hats expand, the Company expects to improve profit margins through improved sourcing.

  The Company is using the two step marketing approach developed in its wig business to sell hats. In addition, the Company is testing new one step marketing techniques and selling hats through its Especially Yours catalog. In 1996, Paula's Hatbox represented 2% of the Company's sales. Although the Company believes that the hat market presents a significant opportunity for growth, there can be no assurance that the Company's efforts to expand its hat business will be successful or profitable.

CONTINUING EDUCATION

  SC Publishing distributes catalogs under the name of Western Schools and specializes in providing continuing education ("CE") to nurses, real estate brokers and salespersons, and CPAs. SC Publishing represents a relatively small proportion of the Company's overall revenue, with net sales in 1996 of $4.0 million, or approximately 11% of the Company's overall net sales.

  Required CE frequency and the number of required hours varies from profession to profession and from state to state depending on state laws and association regulations. The CE industry has many small providers, including local universities, but few large providers. In addition, some hospitals and CPA firms educate their own employees through in-house programs and by subsidizing outside programs. Because CE is a required product, people may not be enthusiastic buyers. Accordingly, SC Publishing competes aggressively on price, course content and selection, and customer service.

  Nursing represented more than half of SC Publishing's continuing education sales in 1996. Twenty-one states currently require nurses to have some form of CE. Two additional states will begin to require CE in 1997. SC Publishing is exploring the expansion of this segment through the addition of non-CE products and business-to-business opportunities in joint ventures, with hospitals, nursing homes and seminar providers.

  SC Publishing sells continuing education to real estate agents only in California, which is the largest U.S. market for real estate agents and brokers. SC Publishing sells continuing education to CPAs, who generally are required to obtain CE every year. SC Publishing seeks to compete in this market by offering current CE topics in a convenient manner at competitive prices.

  SC Publishing develops its products by first identifying topics pertinent to its target audiences of nurses, real estate agents and CPAs and then contracting with qualified authors to develop a course text book and exam materials. In some cases where products may change rapidly because of changing regulations or knowledge, SC Publishing buys existing textbooks and contracts with authors and/or industry experts to convert these into courses. All courses are reviewed by other industry experts before publishing. SC Publishing generally prints its own materials and hence controls its own inventory investment based on projected demand.

OPERATIONS

 Order Entry and Customer Service

  The Company has structured its telemarketing operation and training for its telemarketing representatives to simplify catalog shopping by emphasizing prompt, courteous and knowledgeable service. Customers may call toll free telephone numbers 24 hours a day, seven days a week, to place orders or to request a catalog. Approximately 58% of the Company's orders are placed by telephone, with calls lasting three to four minutes. The balance of orders are received by mail. The Company has contracted with an outside telemarketing provider to handle calls in the event call volume exceeds the Company's capacity during peak business hours, as well as to answer the Company's phones during off-peak hours. Overflow situations also occur due to holidays and operational disruptions such as poor weather.

  Telemarketing representatives process orders directly into the Company's computer system which provides customer history, product availability, product specifications, expected ship date and order number. The telemarketing representatives use a scripted catalog sales system, are knowledgeable in key product specifications and features, and are trained to cross-sell accessories and related products. In keeping with the Company's efforts to maximize operating efficiency, representatives are trained to handle a range of products and customer service calls, allowing the Company to shift representatives among products as call volume requires.

  The Company is in the second of a three year contract with AT&T. The Company uses AT&T equipment with a 500 line capacity and presently uses about 320 lines in 86 stations. The Company's telephone system permits flexibility in routing calls to maximize teleservice representative efficiency.

 Credit

  Virtually all of the Company's sales are transacted by check or through credit card, and, as a result, accounts receivable consist primarily of amounts due from the Company's credit card processor. Credit card payments are deposited electronically into the Company's bank account one to two days after submission of credit card transactions. Personal checks over $200 and all credit card charges are pre-authorized. During fiscal 1996, losses due to bad checks amounted to less than 1% of net product sales.

  In addition, purchases from SC Direct may be made by certain customers with the Paula Young credit card, which SC Direct began testing in 1990 and in 1995 offered to all wig customers who had previously paid by check. Based on the initial results obtained from the expansion, the Company has put further expansion of the program on hold.

 Fulfillment

  The Company's fulfillment goal is the prompt delivery of ordered merchandise. Orders of in-stock merchandise received before 11:00 a.m. are usually shipped on the same day, primarily via bulk or priority mail. For an additional charge, the Company will ship by overnight or second day courier. Merchandise not in stock on the date of order is shipped for delivery on the same day it is received by the Company, or the next business day.

  The Company uses an integrated computer picking, packing and shipping system. The system monitors the in-stock status of each item ordered, processes the order and generates all related packing and shipping materials, taking into account the location of items within the distribution center. During fiscal 1996, the Company shipped an average of approximately 3,107 orders per day, with a peak of 3,585 orders shipped in one day. The Company estimates it currently has the physical capacity to ship approximately 7,800 orders per day in two shifts with additional employees.

 Returns

  The Company's return policy allows customers to return products for prompt refund or exchange. Returns for refund and exchange over the past three years averaged 17% and 14%, respectively, at SC Direct and 2% and 1%, respectively, at SC Publishing. The Company believes that these return levels are normal for mail order products of this nature. Return experience is closely monitored at the SKU level to identify trends in product offerings, product defects and quality issues in an attempt to assess future purchases, enhance customer satisfaction and reduce overall returns. Returned wigs are inspected and returned to inventory if not worn, and if worn are donated to various hospitals' chemotherapy departments and local chapters of the American Cancer Society. Undamaged and unmarked SC Publishing books are also returned to inventory.

 Inventory Management

  The Company's inventory management goal is a high initial fulfillment rate with reasonable levels of inventory investment and low overstocks. To achieve this goal, the Company seeks to schedule merchandise deliveries and inventory amounts to conform closely to sales levels. The Company typically orders merchandise in several lots, with the sizes of reorders dependent on customer demand.

  Initial orders for wigs and hats are placed two to four months before a catalog mailing. Initial deliveries are scheduled to occur one or two weeks before the first mailing. Initial purchase quantities are based on a variety of factors, including past experience with the same or similar products, future availability, shipping time, and, with respect to hat vendors, the Company's ability to negotiate a reorder commitment from the vendor. The Company analyzes the initial sales and returns for each item in a catalog. Using this information, the Company projects gross demand and returns for such items and, based on these projections and inventory on hand and on order, makes decisions regarding additional purchases. The Company sells overstocks and discontinued items through targeted mailings and sale pages bound into its full-price catalogs.

 Catalog Production

  The Company's catalogs are created in-house by the Company's graphic arts staff of designers and production artists using a computer desktop publishing system. The Company's in-house preparation of catalogs provides the Company with greater control, flexibility and creativity in catalog production and product selection, and results in significant cost savings. The Company mailed
25.0 million catalogs in fiscal 1996, compared to 29.2 million catalogs in fiscal 1995. The Company's most active customers receive a Company catalog as often as every two weeks.

DATABASES

  The Company has developed databases consisting in aggregate of approximately
5.9 million persons, including more than one million active customers and more than 3.8 million active inquirers. The Company markets mailing lists derived from its databases to non-competing businesses to provide additional sources of income after confirming that security measures are in place to protect this proprietary data. List rental income was $241,000 in 1996. The Company has undertaken limited exchanges of lists of inactive customers with wig competitors.

COMPETITION

  The mail order catalog business is highly competitive. The Company believes that it competes on the basis of quality, value, service, product offerings, advertising effectiveness, catalog design, convenience and efficiency. The Company's wig and hat catalogs compete with other mail order catalogs, both specialty and general, and retail stores, including department stores, specialty stores, discount stores and hair salons and wig shops. The Company's Continuing Education ("CE") catalogs compete with other mail order catalogs, in-house CE, professional associations, and seminar providers. The Company believes that the Company's catalogs have a competitive advantage in providing greater selection, convenience and privacy than traditional retail outlets. Some of the Company's competitors have greater financial and marketing resources than the Company. Potential competition may emerge from new distribution channels such as the Internet and interactive television.

EMPLOYEES

  As of December 31, 1996, the Company employed a total of 265 employees, comprising 60 salaried full-time employees, 133 full-time hourly employees, and 72 part-time hourly employees. None of the Company's employees are covered by a collective bargaining agreement. The Company believes that its relations with its employees are good.

TRADEMARKS, PATENTS AND TRADE NAMES

  The Company has registered 9 trademarks, 4 trademark applications, 1 patent application pending with the U.S. Patent and Trademark Office and has 4 trademarks registered under California state law. In the course of normal business, the Company often utilizes new tradenames. When appropriate, the Company seeks to register these names.

GOVERNMENT REGULATIONS

  In 1994, the United States Supreme Court reaffirmed an earlier decision that allowed direct marketers to make sales into states where they do not have a physical presence without collecting sales taxes, but noted that Congress has the power to change this law. The imposition of an obligation to collect sales taxes may have a negative effect on the Company's response rates and may require the Company to incur administrative costs in collecting and remitting the sales taxes. The Company believes that Massachusetts is the only jurisdiction where it is currently required to collect sales taxes.

ITEM 1A. EXECUTIVE OFFICERS OF THE REGISTRANT

  The executive officers of the Company are as follows:

      NAME                         AGE                  POSITION
      ----                         ---                  --------
   Steven L. Bock.................  43 Chairman of the Board and Chief Executive
                                       Officer
   Stephen M. O'Hara..............  41 President and Secretary
   J. William Heise...............  48 Senior Vice President and Chief Financial
                                       Officer
   Jerral R. Pulley...............  62 Senior Vice President

  Steven L. Bock has been Chairman of the Board and Chief Executive Officer of the Company (or its predecessor company) since December 1990. He has been a director of SC Direct and SC Publishing (including the years when these companies were under bankruptcy protection of the courts) since March 1989. SC Direct was formed by RSG Partners, a private investment and management firm founded by Mr. Bock and two partners in 1988. Mr. Bock was a partner in RSG Partners from 1988 to 1990. From October 1986 to October 1988, Mr. Bock was a vice president of TSG Holdings, Inc., the investment advisor to Transcontinental Services Group, a U.K. listed investment holding company, where he was responsible for initiating, financing and managing business investments. Mr. Bock is a director of Xetex Corporation, a technology development company. Part of Xetex's business is conducted through SOLI.FLO SM, a 50/50 joint venture with Fluor Daniel Inc., a publicly held engineering and construction company. Mr. Bock is a Member of SOLI.FLO's Members Committee. Mr. Bock is a member of the Young Presidents Organization. He graduated (summa cum laude) with a B.A. degree from SUNY at Albany and received his J.D. degree (cum laude) from Harvard Law School.

  Stephen M. O'Hara has been President of the Company since 1994 and was President of Wigs by Paula, Inc., a predecessor company, from November 1991 to November 1994 (including the years Wigs By Paula, Inc. was under the protection of the bankruptcy courts). From May 1990 to November 1991, Mr. O'Hara was Vice President, Marketing and Vice President, Strategy of the All American Gourmet division of Kraft General Foods. From May 1988 to May 1990, Mr. O'Hara was President of Quantum Investments, a venture capital firm targeting small consumer businesses, as well as a principal in Quantum Associates, a management consulting firm. From November 1984 to May 1988 he served in a variety of positions with CML Group ("CML"), most recently as President of CML's subsidiary Carroll Reed, Inc., a women's apparel retailer and direct marketer. Prior to CML, Mr. O'Hara served in Procter and Gamble's marketing department from 1979 to 1984. Mr. O'Hara holds A.B. and M.B.A. degrees from Harvard University.

  J. William Heise has been Senior Vice President and Chief Financial Officer of the Company since August 1996 and was Acting Chief Financial Officer from March 1996 to August 1996. From November 1994 to November 1995, Mr. Heise was Vice President/Chief Financial Officer at Sun Television and Appliances, Inc., a retailer of consumer electronics and appliances. From October 1983 to March 1994, Mr. Heise served in a variety of positions with Victoria's Secret Catalogue, Inc., including Executive Vice President/Chief Financial Officer from 1989 to 1992 and Executive Vice President/Operations from 1992 to 1994. Mr. Heise holds a B.A. degree from Ohio University.

  Jerral R. Pulley has been Senior Vice President of SC Publishing since October 1995. From November 1994 to October 1995, Mr. Pulley worked as an independent consultant. From 1990 to November 1994, Mr. Pulley served as CEO of Polymerics, Inc. a leading manufacturer of arts and crafts supplies. From 1970 through 1990, Mr. Pulley held a variety of senior positions at Binney & Smith, Ryder System, Perfect Building Group, Borden Inc., Lifesavers, Inc. and Pepsi-Cola of North America. From 1958 to 1970 Mr. Pulley worked in marketing at Procter & Gamble. Mr. Pulley holds a B.S. degree from the University of Utah and a M.B.A. degree from U.C.L.A.

ITEM 2. PROPERTIES

  At December 28, 1996 the Company occupied a 43,000 square foot building in South Easton, Massachusetts, which is utilized as one-third warehouse and two-thirds office space. In addition, the Company also leased another 22,000 square foot facility one block away, primarily utilized as additional warehouse space. In March 1997, the Company signed a five year and five month lease beginning April 1, 1997 for a 50,000 square foot facility in an adjacent town to replace the 22,000 square foot facility which will enable the Company to consolidate all fulfillment operations into the new facility, and free up expansion space in its main South Easton Facility.

  Under the terms of the current lease for the 43,000 square foot facility, both the landlord and the Company have the right to terminate the lease upon four month's notice. In the event the landlord gives the Company notice, the Company believes that it could move to new appropriate space within four months. Nonetheless, there can be no assurance that the Company will find appropriate space within four months. The Company is currently assessing various options regarding this facility.

ITEM 3. LEGAL PROCEEDINGS

  The Company is, from time to time, a party to routine litigation arising in the normal course of its business. The Company believes that none of these actions will have a material adverse effect on the financial condition or results of operations of the Company.

  The Company currently has several registered trademarks and may seek additional legal protection for its products and trade names. The Company has invested substantial resources in developing several distinctive catalog trademarks as well as branded products and product lines. There can be no assurance that the steps taken by the Company to protect its rights will be sufficient to deter misappropriation. Failure to protect these intellectual property assets could have a material adverse effect on the Company's business operations. Moreover, although the Company does not currently know of any lawsuit alleging the Company's infringement of intellectual property rights that could have a material adverse effect on the Company's business, there can be no assurance that any such lawsuit will not be filed against the Company in the future or, if such a lawsuit is filed, that the Company would ultimately prevail.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matter was submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

  The common stock of the Company began trading in October 1996 (subsequent to the public offering) on the National Association of Securities Dealers Automated Quotation System "NASDAQ" National Market under the symbol "CTLG". The following table sets forth the high and low quotations from NASDAQ. Prior to the offering in October 1996, no established public trading market existed.

                                                                  COMMON STOCK
                                                                      PRICE
                                                                  -------------
                                                                   HIGH   LOW
                                                                  ------ ------
       Fourth Quarter (commencing October 17, 1996).............. $7 3/8 $6 1/2

  The number of record holders of the Company's common stock as of March 6, 1997 was approximately 13.

  The Company has not paid a dividend with respect to its common stock nor does the Company anticipate paying dividends in the foreseeable future. Under the terms of the Company's existing debt agreement at December 28, 1996 and the Company's new debt agreement entered into in March 1997, the Company is not permitted to pay dividends.

ITEM 6. SELECTED FINANCIAL DATA

                                                   HISTORICAL
                                  ------------------------------------------------
                                               FISCAL YEAR ENDED
                                  ------------------------------------------------
                                  JAN. 2,   JAN. 1,   DEC. 31,  DEC. 30,  DEC. 28,
                                    1993      1994      1994      1995      1996
                                  --------  --------  --------  --------  --------
                                           (IN THOUSANDS, EXCEPT PER-
                                     SHARE AMOUNTS AND AVERAGE ORDER SIZE)
STATEMENT OF OPERATIONS DATA:
Net sales(1)....................  $ 47,120  $ 33,801  $38,179   $42,568   $36,272
Cost of sales(1)................    21,544    13,868   15,648    16,423    12,811
                                  --------  --------  -------   -------   -------
Gross profit(1).................    25,576    19,933   22,531    26,145    23,461
Selling, general and
 administrative(1)..............    24,452    16,768   17,772    22,835    20,186
Restructuring charges...........       --        --       --        513       --
                                  --------  --------  -------   -------   -------
Income from operations..........     1,124     3,165    4,759     2,797     3,275
Interest expense, net...........     3,080       431      661     1,918     1,658
Reorganization items............       --      1,038    2,890       --        --
                                  --------  --------  -------   -------   -------
Income (loss) before income
 taxes, cumulative effect of
 change in accounting principle
 and extraordinary item.........    (1,956)    1,696    1,208       879     1,617
Income taxes....................       180       704      498       357       644
                                  --------  --------  -------   -------   -------
Income (loss) before cumulative
 effect of change in accounting
 principle and extraordinary
 item...........................  $ (2,136) $    992  $   710   $   522   $   973
                                  ========  ========  =======   =======   =======
Net income (loss)(2)............  $ (2,136) $  9,977  $12,789   $   522   $   973
                                  --------  --------  -------   -------   -------
Preferred stock dividends.......       --        --        31       292       --
                                  --------  --------  -------   -------   -------
Net income available to common
 stockholders...................  $ (2,136) $  9,977  $12,758   $   230   $   973
                                  ========  ========  =======   =======   =======
EARNINGS (LOSS) PER COMMON
 SHARE:(3)
Income (loss) before cumulative
 effect of change in accounting
 principle and extraordinary
 item...........................  $  (0.71) $   0.33  $  0.23   $  0.08   $  0.25
Net Income (loss)...............  $  (0.71) $   3.31  $  4.23   $  0.08   $  0.25
OTHER FINANCIAL AND OPERATING
 DATA:
Total catalog circulation.......    17,562    18,807   22,623    29,245    25,049
Active customer file(4).........       890       941    1,094     1,096     1,044
Average order size..............  $  57.98  $  60.82  $ 60.27   $ 61.05   $ 62.35
                                                   HISTORICAL
                                  ------------------------------------------------
                                                     AS OF
                                  ------------------------------------------------
                                  JAN. 2,   JAN. 1,   DEC. 31,  DEC. 30,  DEC. 28,
                                    1993      1994      1994      1995      1996
                                  --------  --------  --------  --------  --------
                                                 (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital.................  $    (30) $    124  $ 2,114   $   649   $ 5,619
Total assets....................     6,150    19,142   17,364    18,170    18,405
Long-term debt(5)...............    31,621    30,125   15,180    12,876     8,147
Preferred stock.................       --        --     2,249     2,249       --
Stockholders' equity (deficit)..  $(30,358) $(20,381) $(4,654)  $(4,416)  $ 4,801

--------
(1) Net sales, cost of sales, gross profit and selling, general and administrative expenses include for fiscal 1992 the results of certain subsidiaries that were sold as of the end of 1992. For comparative purposes, excluding the sold subsidiaries the Company's net sales, cost of sales, gross profit and selling, general and administrative expenses would be $32,430,000, $14,367,000 $18,063,000 and $15,885,000, respectively, in fiscal 1992.
(2) Net income reflects, for the fiscal year ended January 1, 1994, a gain of $8,985,122 from the cumulative effect of change in accounting for income taxes, and for the fiscal year ended December 31, 1994, a gain from extraordinary item of $12,078,489, net of income taxes resulting from the forgiveness of debt upon the Company's emergence from the Bankruptcy. See the financial statements and the notes thereto.
(3) Earnings per share for each fiscal year of the Company is computed by dividing net income after preferred dividends for such fiscal year by the weighted average number of shares of common stock and common stock equivalents outstanding during such fiscal year. See the consolidated financial statements and the notes thereto.
(4) Reflects the number of customers who are being mailed catalogs at the end of each period.
(5) Long-term debt reflects, for fiscal years ended January 2, 1993 and January 1, 1994, amounts subject to settlement under reorganization proceeding. See the consolidated financial statements and the notes thereto.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Unless otherwise indicated, "1996" means the Company's fiscal year ended December 28, 1996, "1995" means the Company's fiscal year ended December 30, 1995, and "1994" means the Company's fiscal year ended December 31, 1994. The discussion and analysis below should be read in conjunction with the Financial Statements of the Company and the notes to the financial statements. In addition to historical information, the following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ significantly from those anticipated in these forward-looking statements.

OVERVIEW

  The Company is a direct marketer targeting niche consumer product categories. SC Direct, its principal operating subsidiary, is the leading U.S. retailer of women's wigs and hairpieces. SC Publishing, a subsidiary of SC Direct, sells continuing education courses to nurses, real estate professionals and CPAs.

  In 1996, SC Direct's sales of women's wigs, hairpieces, accessories and hats represented 88.5% of the Company's net sales. Since 1992, the mix of SC Direct's sales has expanded through: (i) the expansion of its core Paula Young wig business; (ii) the introduction in 1993 of the upscale Christine Jordan wig catalog; (iii) the introduction in 1994 of the Especially Yours catalog, serving African-American women; and (iv) the introduction in 1995 of the Paula's Hatbox catalog. In addition, in 1995 the Company began selling directly to consumers in Canada.

  The remainder of the Company's sales come from SC Publishing's catalogs, which sell continuing education courses to nurses, real estate agents and CPAs. In July 1995, the Company moved SC Publishing from San Diego, California to the Company's South Easton, Massachusetts facilities. The Company encountered difficulties in integrating SC Publishing into its operations in South Easton, resulting in disruptions to SC Publishing's operations and a reduction in its 1995 operating profitability.

RESULTS OF OPERATIONS

 1996 Compared to 1995

  Net sales decreased $6.3 million, or 14.8%, from $42.6 million in 1995 to $36.3 million in 1996. This decrease was primarily caused by a 14.4% reduction in the number of catalogs mailed during 1996 compared to 1995. Fewer catalogs were mailed because (i) a reduction in advertising during the second half of 1995 and all of 1996 resulted in fewer prospective customers requesting catalogs; and (ii) historical mailing results did not project that sufficient revenues would be generated to cover the costs of printing and mailing catalogs to certain segments of the customer mailing list in view of the increases in the cost of paper and postage which have occurred since the beginning of 1995. While these actions resulted in lower sales, the Company believes they were important in generating operating income in 1996.

  Gross margin increased from 61.4% in 1995 to 64.7% in 1996. This increase resulted from (i) the continued expansion of the Company's direct import program which resulted in a larger percentage of product being purchased at lower prices directly from overseas factories; and (ii) a reduction in the cost of shipping to customers packages weighing less than one pound, which reduced total shipping costs.

  SG&A expenses decreased $2.6 million, or 11.4%, from $22.8 million in 1995 to $20.2 million in 1996. This decrease resulted from mailing fewer catalogs to customers and reducing page counts in certain catalogs in order to reduce paper and postage costs. The decrease also reflects fewer mailings to prospective customers as a result of the Company's decision to reduce advertising expenditures during the second half of 1995 and all of 1996. Total catalogs mailed decreased by 4.2 million, or 14.4%, from 29.2 million in 1995 to 25.0 million in 1996. Total catalog production costs decreased by $1.5 million, or 23.4%, from $6.4 million in 1995 to

$4.9 million in 1996. Catalog production costs were adversely affected by the cost of paper during the first six months of 1996. During the last six months of 1996 the Company was able to take advantage of some reductions in the cost of paper. Advertising and catalog expense for 1996 decreased $2.9 million or 17.8% from $16.3 million in 1995 to $13.4 million in 1996.

  Net interest expense decreased $0.2 million,or 10.5%, from $1.9 million in 1995 to $1.7 million in 1996, reflecting lower principal amounts outstanding on the Company's bank loan and lower interest rates. The Company's bank debt was reduced in October 1996 by $5.9 million dollars through the use of proceeds from the Company's initial public offering, of which $4.45 million was applied to the company's term loan and $1.45 million was applied to the company's line of credit.

  Cash increased by $1,278,980, from $113,364 in 1995 to $1,392,344 in 1996.
This increase reflects the net proceeds from the initial public offering of $7.8 million less the payment of bank debt as discussed above and the use of the remaining net proceeds as working capital.

  Net trade receivables decreased $547,853, or 40.0%, from $1,367,929 in 1995, to $820,076 in 1996. This decrease is primarily due to a reduction in the Company's private label credit card program. In 1995 the Company attempted to expand the program with unsatisfactory results. As a result, the Company wrote off poorly performing accounts during 1996 and is currently maintaining the program at historical levels.

  Accounts payable and accrued expenses decreased $2.0 million, or 42.6%, from $4.7 million in 1995, to $2.7 million in 1996. This decrease reflects the Company's ability to pay invoices more quickly as a result of its improved cash position.

 1995 Compared to 1994

  Net sales increase $4.4 million, or 11.5%, from $38.2 million in 1994 to $42.6 million in 1995. This increase was primarily caused by (i) an increase in the number of catalogs mailed; (ii) $1.1 million of gross sales of wigs and hairpieces marking the commencement of direct sales by the Company into Canada; (iii) an increase of $1.3 million in Continuing Education sales; and
(iv) a reduction of $0.8 million in returned merchandise.

  Gross margin increased from 59.0% in 1994 to 61.4% in 1995. This increase resulted from continued expansion of the Company's direct import program which resulted in a larger percentage of product being purchased at lower prices directly from overseas factories.

  SG&A expenses increased $5.0 million, or 28.1%, from $17.8 million in 1994 to $22.8 million in 1995. This increase resulted from (i) sharp increases in paper, postage and media costs and, (ii) an increase in total catalogs mailed of 6.6 million, or 29.2% from 22.6 million in 1994 to 29.2 million in 1995. The catalog production costs increased by $2.3 million, or 56.1% from $4.1 million in 1994 to $6.4 million in 1995. Catalog production costs were adversely affected by continuous increases in the cost of paper during 1995 that ranged from 19% to 45% depending on paper grade. In December 1995 paper prices were 45% to 55% higher than in September 1994. Due to a 14.3% postal rate increase at the beginning of 1995 along with mailing more catalogs, total postage costs increased $1.7 million, or 39.5% from $4.3 million in 1994 to $6.0 million in 1995.

  Net interest expense increased $1.2 million, or 171.4%, from $0.7 million in 1994 to $1.9 million in 1995, reflecting a full year of debt servicing costs on the Senior and Subordinated Indebtedness incurred as part of the Company's reorganization in November 1994.

  Inventories increased by $900,000, or 21.4%, from $4.2 million at the end of 1994 to $5.1 million at the end of 1995. While this rate of increase was higher than the rate at which sales increased in 1995, it was caused by a $968,000 shortfall from budgeted sales in the fourth quarter of 1995.

  Net trade receivables increased $788,781, or 136.2%, from $579,148 in 1994, to $1,367,929 in 1995. This increase is primarily due to an expansion of the Company's private label credit card program in 1995.

  Accounts payable and accrued expenses increased $1.8 million, or 62.1%, from $2.9 million in 1994, to $4.7 million in 1995. This increase reflected the Company's efforts to manage cash by paying invoices less quickly.

LIQUIDITY AND CAPITAL RESOURCES

  Cash flow provided by operating activities fluctuated during the past two fiscal years as business conditions changed. In 1995 the Company generated $1.0 million from operating activities and in 1996 the Company generated $322,000 from operating activities. In 1995 accounts payable was higher than normal due to liquidity issues and in 1996 the Company returned its accounts payable to normal levels.

  In November 1994 the Company entered into an agreement with Banque Nationale de Paris ("BNP") for a $14 million term loan and a $2 million revolving line of credit (the "Senior Indebtedness"). The term loan had an aggressive four and one half year repayment schedule, which effectively utilized all of the Company's free cash flow and caused the Company to have limited working capital during 1995 and the first nine months of 1996.

  In addition to principal and interest due under the Senior Indebtedness, the Company was obligated to pay an additional fee to BNP ("Additional Fee") in the event of any future default, prepayment or change in control, or upon the final principal payment in May 1999. The Additional Fee due at December 28, 1996 was $625,000 and was scheduled to rise to $1.0 million over the term of the bank loan. On August 14, 1996, the Company entered into a Second Amendment, Waiver and Consent ("Second Amendment") with BNP. Pursuant to the Second Amendment, BNP consented to the Company's initial public offering and the use of proceeds of the offering, agreed to amend certain financial covenants and agreed to waive the Additional Fee provided that BNP's Senior Indebtedness was repaid in full on or prior to March 31, 1997.

  Pursuant to the Company's Plan of Reorganization approved by the Bankruptcy Court in September 1994, certain of the Company's current stockholders purchased $3.6 million of subordinated indebtedness with a stated interest rate of 11.5%, payable semi-annually on June 1 and December 1 ("Subordinated Indebtedness"). The Company may, at its option through November 22, 1999, and, under certain conditions, through November 22, 2002, pay interest on the Subordinated Indebtedness with additional notes containing identical terms and conditions as the Subordinated Indebtedness. The principal of the Subordinated Indebtedness is due December 1, 2002, subject to a subordination agreement with BNP. As of December 28, 1996, approximately $4.7 million, including accrued interest, was outstanding under the Subordinated Indebtedness.

  Due to its working capital constraints, on June 1, 1996 the Company entered into an agreement with a director, Martin E. Franklin, and two associates of Mr. Franklin, pursuant to which Mr. Franklin and such associates loaned $495,000 to the Company. This loan was made on August 9, 1996, bears interest at 11.5%, and is due August 9, 1999, provided that this loan will not be repaid prior to the repayment of the Subordinated Indebtedness. In addition, in connection with such loan, Mr. Franklin and his associates purchased for $5,000 a warrant to acquire an aggregate of 265,335 shares of the Company's Common Stock at an aggregate exercise price of $500,000.

  In October 1996, the Company successfully completed an initial public offering ("IPO") for 1.5 million shares of its common stock at $6.50 per share. Net proceeds to the Company were $7.8 million. The proceeds from the IPO were used to pay down $6.1 million of the Senior Indebtedness, to bring accounts payable into a current position and to provide additional working capital. The paydown reduced the future scheduled payments by approximately one third and gave the Company full availability of its $2 million revolving credit line. Since the IPO, the Company has maintained a cash balance between $1.1 million and $2.4 million and has not had to use its revolving line of credit.

  On March 12, 1997 the Company entered into a new $11 million credit facility ("Credit Facility") with the Bank of Boston. The new Credit Facility provides a $5 million term loan ("Term Loan") and a $6 million revolving line of credit ("Line of Credit"). The Company used the proceeds from the Term Loan and $500,000 under the Line of Credit to pay off its remaining indebtedness to BNP, thereby avoiding any obligation to pay the Additional Fee to BNP. The Company is currently in the process of repaying all of its Subordinated Indebtedness, including accrued interest. The total amount repaid as of March 18, 1997 was approximately $1.9 million. The Company plans on using all of its cash on hand plus the Line of Credit to repay the Subordinated Indebtedness. After repayment the availability under the Line of Credit is expected to be approximately $2.5 million. The Company plans on using all future cash receipts to pay down the line on a daily basis thereby keeping its outstanding debt at the lowest possible level. The Line of Credit will be used to fund all of the Company's disbursements, up to the $6 million limit, subject to certain covenant restrictions.

  The Company also plans on repaying Mr. Franklin and his associates the $495,000 loaned to the Company in June 1996. It is expected that at the same time Mr. Franklin and his associates will immediately exercise their warrants upon receiving repayment.

  The Term Loan has a four year repayment schedule with $750,000 due in 1997, $1.25 million due in each of the next three years and $500,000 due in 2001. The Company believes this amortization schedule is much more favorable than under the BNP agreement, with $1.25 million less payments required in 1997 and $1.1 million less in 1998.

  The Company currently has recorded a deferred tax asset reflecting the benefit of approximately $16.5 million of NOLs available for federal and state income tax purposes, which expire from 2005 through 2010. The Company's initial public offering resulted in an "ownership change" under Section 382 of the Code and, as a result, the Company's ability to use its "pre-change" NOLs is limited to $1.55 million in each fiscal year following the offering. Realization of the NOLs is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. The Company believes that it is more likely than not that the deferred tax asset will be realized, however, there can be no assurance that the Company will be able to use the NOLs.

RISK FACTORS

  Postal Rates, Paper Prices and Media Costs. Postage, shipping and paper costs are significant expenses in the operation of the Company's business. The Company mails its catalogs and generally ships its products to customers through the U.S. Postal Service and, at the customer's request and expense, ships its products by overnight and second day delivery services. The Company passes on the costs of mailing its products directly to customers as separate shipping and handling charges, but does not directly pass on paper costs and the costs of mailing its catalogs. Any future increases in postal or shipping rates or paper costs will have an adverse effect on the Company's operating results if the Company is unable to pass on these increases to its customers. In addition, a rise in media costs could have a material adverse effect on the Company's ability to generate new customers.

  Limited Sources of Fiber. The majority of the Company's revenue is derived from the sale of wigs. Virtually all of the wigs sold by the Company are made from special synthetic fiber manufactured by only two Japanese companies, Kaneka Corporation and Toyo Chemical Corporation. The wig manufacturers from whom the Company purchases its inventory purchase the fiber from these two fiber manufacturers. Should there be a permanent or long-term disruption in the supply of fiber, the Company believes that the time required to obtain an alternate source and the attendant delay in new production, as well as a possibly significant increase in the price of fiber, may have a material adverse effect on the Company's wig and hairpiece sales and profit margin.

  Limited Number of Wig Manufacturers. The wigs sold by the Company are produced by a limited number of manufacturers. Each of the Company's five largest manufacturers supplied between 4% and 24% of the Company's overall wig purchases in 1996. The loss of one or more of these manufacturers could materially disrupt the Company's wig operations. Although the Company believes that in such an event it could purchase its wig requirements from the remaining manufacturers and from additional manufacturers, there can be no assurance that such sources of supply could meet the Company's wig requirements without considerable disruption to the Company's purchasing cycles, inventory levels and profit margins. The Company does not currently have, and does not anticipate entering into in the foreseeable future, long-term supply contracts with its manufacturers.

  Dependence Upon Foreign Suppliers; Exchange Rates; Currency
Fluctuations. All of the wigs purchased by the Company, including those purchased from domestic importers, are manufactured in Asia. The Company expects that most of its wig merchandise will continue to be manufactured in Asia in the future. Accordingly, the Company's operations are subject to the customary risks of doing business abroad, including fluctuations in the value of currencies, export duties, quotas, work stoppages and, in certain parts of the world, political instability and possible governmental intervention. Since the Company pays for its wigs in U.S. dollars, the cost of wigs may be adversely affected by an increase in the relative value of the relevant foreign currencies against the U.S. dollar. Although to date such risks have not had a significant effect on the Company's business operations, no assurance can be given that such risks will not have a material adverse effect on the Company's business operations in the future.

  Risk of a Cure for Hair Loss; Cancer Treatment Improvement. Millions of American women suffer varying degrees of hair loss, including those suffering hair loss as a side effect of cancer treatments. These women comprise a significant percentage of the Company's customer base for its wigs and hairpieces. Ongoing research is conducted by numerous groups, both public and private, seeking remedies for hair loss. One drug, Minoxidil (primarily marketed under the name Rogaine(R)), is now available over-the-counter and is sold to men and women as a measure against hair loss. There can be no assurance that a new drug will not be developed that could prevent hair loss among women. Such an event could have a material adverse effect on the Company's core wig business. In addition, the development of any new cancer therapies that would eliminate hair loss as a side effect of treatment could have a material adverse effect on the Company's business.

  Effectiveness of Catalogs and Advertising. The Company targets potential new customers through its advertising programs and solicits orders from existing customers through catalog marketing campaigns. Catalog marketing campaigns and advertising are working capital intensive and the success of such activities depends, to a large extent, upon the accuracy of assumptions and judgments made by the Company. The Company must continuously identify new customers with its advertising programs and stimulate new purchases from existing customers with its catalog marketing campaigns in order to be successful. There can be no assurance that such advertising and catalog mailings will result in attracting new customers at the rate required to maintain profitability or continue to generate new purchases from the Company's existing customers. The failure of such activities to identify new customers or to generate new purchases from existing customers may have a material adverse effect on the Company's business and its results of operations.

  Competition. The Company encounters competition in all areas of its business. The Company competes directly with other direct mail catalog retailers and numerous other retail sources of products which are the same as, or similar to, those products sold by the Company through its catalogs. Some of the Company's competitors have greater financial and marketing resources than the Company. Potential competition may emerge via new distributions channels such as the Internet and interactive television.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY SCHEDULES

                                                                          PAGE
                                                                          ----
Independent Auditors' Report.............................................  21
Financial Statements and Supplementary Schedules as of December 28, 1996
 and December 30, 1995 and for the Three Years Ended December 28, 1996,
 December 30, 1995 and December 31, 1994
  Consolidated Balance Sheets............................................  22
  Consolidated Statements of Operations..................................  23
  Consolidated Statements of Stockholders' Equity (Deficit)..............  24
  Consolidated Statements of Cash Flows..................................  25
  Notes to Consolidated Financial Statements.............................  27
  Schedule II--Valuation and Qualifying Accounts.........................  38

  All other schedules for which provision is made in the applicable regulations of the Securities and Exchange Commission have been omitted because the information is disclosed in the Consolidated Financial Statements or because such schedules are not required or are not applicable.

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
 Specialty Catalog Corp.

  We have audited the accompanying consolidated balance sheets of Specialty Catalog Corp. as of December 28, 1996 and December 30, 1995 and the related consolidated statements of operations and consolidated statements of stockholders' equity (deficit) and cash flows for the three years ended December 28, 1996, December 30, 1995 and December 31, 1994. Our audits also included the consolidated financial statement schedule listed in the Index at
Item 8. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Specialty Catalog Corp. as of December 28, 1996 and December 30, 1995 and the results of its operations and its cash flows for the three years ended December 28, 1996, December 30, 1995 and December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, such consolidated financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          Deloitte & Touche LLP

Boston, Massachusetts
March 12, 1997
(March 18, 1997 with respect
to Note 7 and Note 12)

                            SPECIALTY CATALOG CORP.

                          CONSOLIDATED BALANCE SHEETS

                                                    DECEMBER 28,  DECEMBER 30,
                                                        1996          1995
                                                    ------------  ------------
                      ASSETS
Current assets:
  Cash and cash equivalents........................ $  1,392,344  $    113,364
  Accounts receivable, less allowance for doubtful
   accounts of $72,197 and $160,000 at December 28,
   1996 and December 30, 1995, respectively........      820,076     1,367,929
  Inventories......................................    4,986,293     5,073,743
  Prepaid expenses.................................    3,877,533     3,462,818
                                                    ------------  ------------
    Total current assets...........................   11,076,246    10,017,854
                                                    ------------  ------------
Property and equipment:
  Property and equipment, at cost..................    4,113,834     3,982,348
  Less accumulated depreciation and amortization...   (3,298,109)   (3,040,751)
                                                    ------------  ------------
    Property and equipment--net....................      815,725       941,597
                                                    ------------  ------------
Deferred income taxes..............................    6,170,102     6,779,356
                                                    ------------  ------------
Other assets.......................................      343,123       431,553
                                                    ------------  ------------
      Total assets................................. $ 18,405,196  $ 18,170,360
                                                    ============  ============
  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable and accrued expenses............ $  2,653,534  $  4,730,936
  Liabilities to customers.........................      691,377       755,902
  Line of credit...................................          --      1,050,000
  Income taxes.....................................      107,019        81,945
  Current portion of long-term debt................    2,005,714     2,750,000
                                                    ------------  ------------
    Total current liabilities......................    5,457,644     9,368,783
                                                    ------------  ------------
Long-term debt.....................................    3,394,286     8,750,000
Subordinated debt-related party....................    4,752,325     4,125,519
Other long-term liabilities........................          --        341,939
Commitments and contingencies
Stockholders' equity (deficit):
  Preferred stock, $1.00 par value: 1,000,000
   authorized; no shares issued and outstanding....          --            --
  Common stock, $.01 par value: 10,000,000 shares
   authorized; 4,701,666 shares issued and
   outstanding at December 28, 1996................       47,017           --
  13% preferred stock, $100 par value: 30,000
   shares authorized; 22,491 shares issued and
   outstanding at December 30, 1995................          --      2,249,100
  Class A common stock, $.01 par value; 5,208,160
   shares authorized; 1,958,880 shares issued and
   outstanding at December 30, 1995................          --         19,589
  Class B common stock, $.01 par value; 651,020
   shares authorized; 433,893 shares issued and
   outstanding at December 30, 1995................          --          4,339
  Class C common stock, $.01 par value; 651,020
   shares authorized; 433,893 shares issued and
   outstanding at December 30, 1995................          --          4,339
  Additional paid-in capital.......................   15,199,050     4,641,774
Deferred compensation..............................      (83,363)          --
Note receivable--stockholder.......................     (140,174)     (140,174)
Accumulated deficit................................  (10,221,589)  (11,194,848)
                                                    ------------  ------------
    Total stockholders' equity (deficit)...........    4,800,941    (4,415,881)
                                                    ------------  ------------
      Total liabilities and stockholders' equity
       (deficit)................................... $ 18,405,196  $ 18,170,360
                                                    ============  ============

                See notes to consolidated financial statements.

                            SPECIALTY CATALOG CORP.

                       CONSOLIDATED STATEMENTS OPERATIONS

                                                FISCAL YEAR ENDED
                                      ----------------------------------------
                                      DECEMBER 28,  DECEMBER 30,  DECEMBER 31,
                                          1996          1995          1994
                                      ------------  ------------  ------------
Net sales............................ $36,271,663   $42,568,120   $38,178,792
Cost of sales (including buying,
 occupancy and order fulfillment
 costs)..............................  12,810,921    16,423,590    15,648,066
                                      -----------   -----------   -----------
Gross profit.........................  23,460,742    26,144,530    22,530,726
                                      -----------   -----------   -----------
Operating expenses:
  Selling, general and administrative
   expenses..........................  20,185,965    22,835,086    17,771,721
  Restructuring charges..............         --        512,943           --
                                      -----------   -----------   -----------
Total operating expenses.............  20,185,965    23,348,029    17,771,721
                                      -----------   -----------   -----------
Income from operations...............   3,274,777     2,796,501     4,759,005
                                      -----------   -----------   -----------
Interest expense--net................  (1,657,471)   (1,917,664)     (661,022)
                                      -----------   -----------   -----------
Income before reorganization items,
 income taxes, and extraordinary
 item................................   1,617,306       878,837     4,097,983
Reorganization items.................         --            --      2,889,707
                                      -----------   -----------   -----------
Income before income taxes and
 extraordinary item..................   1,617,306       878,837     1,208,276
Income taxes.........................     644,047       356,575       497,954
                                      -----------   -----------   -----------
Income before extraordinary item.....     973,259       522,262       710,322
Extraordinary item--gain on debt
 discharge--net of income taxes of
 $1,094,649..........................         --            --     12,078,489
                                      -----------   -----------   -----------
Net income........................... $   973,259   $   522,262   $12,788,811
                                      -----------   -----------   -----------
Preferred stock dividends............         --       (292,383)      (31,241)
                                      -----------   -----------   -----------
Net income available to common
 shareholders........................ $   973,259   $   229,879   $12,757,570
                                      ===========   ===========   ===========
Per common share
  Income before extraordinary items.. $      0.25   $      0.08   $      0.23
  Extraordinary items................ $       --    $       --    $      4.00
  Net income per share............... $      0.25   $      0.08   $      4.23
                                      ===========   ===========   ===========
  Weighted average shares
   outstanding.......................   3,946,211     3,015,078     3,015,078
                                      ===========   ===========   ===========

                See notes to consolidated financial statements.

                            SPECIALTY CATALOG CORP.

            CONSOLIDATED STATEMENTS STOCKHOLDERS' EQUITY (DEFICIT)

                      COMMON STOCK             CLASS A             CLASS B            CLASS C        13% PREFERRED STOCK
                   --------------------  --------------------  -----------------  -----------------  ---------------------
                     SHARES     AMOUNT     SHARES     AMOUNT    SHARES   AMOUNT    SHARES   AMOUNT    SHARES     AMOUNT
                   ----------  --------  ----------  --------  --------  -------  --------  -------  --------  -----------
Balance, January
1, 1994..........   1,000,000  $ 10,000         --   $    --        --   $   --        --   $   --        --   $       --
 Cancellation of
 SC Corporation
 common shares in
 connection with
 reorganization
 and settlement
 of bankruptcy
 proceedings.....  (1,000,000)  (10,000)        --        --        --       --        --       --        --           --
 Issuance of SC
 Corporation
 common shares in
 connection with
 reorganization
 and settlement
 of bankruptcy
 proceedings.....     868,365     8,684         --        --        --       --        --       --        --           --
 Issuance of
 preferred
 stock...........         --        --          --        --        --       --        --       --     22,491    2,249,100
 Exchange of SC
 Corporation
 common shares
 for Specialty
 Catalog Corp.
 common shares at
 the rate of
 1/100 share of
 Specialty
 Catalog Corp.
 stock for each
 share of SC
 Corporation
 common stock for
 one.............   1,958,301    19,583         --        --        --       --        --       --        --           --
 Net income......         --        --          --        --        --       --        --       --        --           --
 Redeemable
 preferred stock
 dividends.......         --        --          --        --        --       --        --       --        --           --
                   ----------  --------  ----------  --------  --------  -------  --------  -------  --------  -----------
Balance, December
31, 1994.........   2,826,666    28,267         --        --        --       --        --       --     22,491    2,249,100
 Exchange of
 common shares
 for Class A,
 Class B, and
 Class C shares..  (2,826,666)  (28,267)  1,958,880    19,589   433,893    4,339   433,893    4,339       --           --
 Net income......         --        --          --        --        --       --        --       --        --           --
 Redeemable
 preferred stock
 dividends.......         --        --          --        --        --       --        --       --        --           --
                   ----------  --------  ----------  --------  --------  -------  --------  -------  --------  -----------
Balance, December
30, 1995.........         --        --    1,958,880    19,589   433,893    4,339   433,893    4,339    22,491    2,249,100
 Issuance of
 common stock in
 connection with
 initial public
 offering........   1,500,000    15,000         --        --        --       --        --       --        --           --
 Exchange of
 Class A, Class
 B, and Class C
 shares for
 common stock....   2,826,666    28,267  (1,958,880)  (19,589) (433,893)  (4,339) (433,893)  (4,339)      --           --
 Conversion of
 preferred stock
 into common
 stock...........     375,000     3,750         --        --        --       --        --       --    (22,491)  (2,249,100)
 Net income......         --        --          --        --        --       --        --       --        --           --
 Redeemable
 preferred stock
 dividends.......         --        --          --        --        --       --        --       --        --           --
 Forgiveness of
 preferred stock
 dividends and
 related accrued
 interest........         --        --          --        --        --       --        --       --        --           --
 Deferred
 compensation....         --        --          --        --        --       --        --       --        --           --
 Amortization of
 deferred
 compensation....         --        --          --        --        --       --        --       --        --           --
 Issuance of
 warrants........         --        --          --        --        --       --        --       --        --           --
                   ----------  --------  ----------  --------  --------  -------  --------  -------  --------  -----------
Balance, December
28, 1996.........   4,701,666  $ 47,017         --   $    --        --   $   --        --   $   --        --   $       --
                   ==========  ========  ==========  ========  ========  =======  ========  =======  ========  ===========
                                ADDITIONAL
                     DEFERRED     PAID-IN    ACCUMULATED
                   COMPENSATION   CAPITAL      DEFICIT
                   ------------ ------------ -------------
Balance, January
1, 1994..........    $    --    $ 4,115,300  $(24,505,921)
 Cancellation of
 SC Corporation
 common shares in
 connection with
 reorganization
 and settlement
 of bankruptcy
 proceedings.....         --         10,000           --
 Issuance of SC
 Corporation
 common shares in
 connection with
 reorganization
 and settlement
 of bankruptcy
 proceedings.....         --        859,681           --
 Issuance of
 preferred
 stock...........         --            --            --
 Exchange of SC
 Corporation
 common shares
 for Specialty
 Catalog Corp.
 common shares at
 the rate of
 1/100 share of
 Specialty
 Catalog Corp.
 stock for each
 share of SC
 Corporation
 common stock for
 one.............         --        (19,583)          --
 Net income......         --            --     12,788,811
 Redeemable
 preferred stock
 dividends.......         --        (31,241)          --
                   ------------ ------------ -------------
Balance, December
31, 1994.........         --      4,934,157   (11,717,110)
 Exchange of
 common shares
 for Class A,
 Class B, and
 Class C shares..         --            --
 Net income......         --            --        522,262
 Redeemable
 preferred stock
 dividends.......         --       (292,383)          --
                   ------------ ------------ -------------
Balance, December
30, 1995.........         --      4,641,774   (11,194,848)
 Issuance of
 common stock in
 connection with
 initial public
 offering........         --      7,739,760           --
 Exchange of
 Class A, Class
 B, and Class C
 shares for
 common stock....         --            --            --
 Conversion of
 preferred stock
 into common
 stock...........                 2,245,350           --
 Net income......                       --        973,259
 Redeemable
 preferred stock
 dividends.......         --       (146,188)          --
 Forgiveness of
 preferred stock
 dividends and
 related accrued
 interest........         --        511,542           --
 Deferred
 compensation....     (87,750)       87,750           --
 Amortization of
 deferred
 compensation....       4,387           --            --
 Issuance of
 warrants........         --        119,062           --
                   ------------ ------------ -------------
Balance, December
28, 1996.........    $(83,363)  $15,199,050  $(10,221,589)
                   ============ ============ =============

                See notes to consolidated financial statements.

                            SPECIALTY CATALOG CORP.

                       CONSOLIDATED STATEMENTS CASH FLOWS

                                                FISCAL YEAR ENDED
                                      ----------------------------------------
                                      DECEMBER 28,  DECEMBER 30,  DECEMBER 31,
                                          1996          1995          1994
                                      ------------  ------------  ------------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
Net income..........................  $   973,259   $   522,262   $ 12,788,811
Adjustments to reconcile net income
 to net cash provided by (used in)
 operating activities:
  Interest paid through issuance of
   debt.............................      237,216       445,333            --
  Provision for bad debts...........       22,000       146,004         34,180
  Depreciation and amortization.....      276,407       249,127        748,628
  Deferred income taxes.............      609,254       350,819      1,439,943
  Amortization of deferred
   compensation.....................        4,387           --             --
  Changes in operating assets and
   liabilities:
    Accounts receivable.............      525,853      (934,785)       120,860
    Inventories.....................       87,450      (852,477)      (817,280)
    Prepaid expenses................     (414,715)     (288,275)      (120,628)
    Other assets....................       87,285       104,935       (383,072)
    Accounts payable and accrued
     expenses.......................   (2,028,204)    1,802,918     (1,944,118)
    Provision for estimated
     returns........................     (125,669)     (356,033)       150,299
    Liabilities to customers........       61,144      (155,817)        (8,654)
    Income taxes....................       25,074       (29,505)       (43,077)
    Other long-term liabilities.....      (18,315)       18,315            --
  Change due to reorganization
   activities:
    Extraordinary gain on debt
     discharge......................          --            --     (13,173,138)
                                      -----------   -----------   ------------
Net cash provided by (used in)
 operating activities...............  $   322,426   $ 1,022,821   $ (1,207,246)
                                      -----------   -----------   ------------
CASH FLOWS FROM INVESTING
 ACTIVITIES:
  Purchases of property and
   equipment........................     (148,206)     (413,146)      (447,919)
  Repayments of note receivable.....          --          7,409            --
                                      -----------   -----------   ------------
Net cash used in investing
 activities.........................  $  (148,206)  $  (405,737)  $   (447,919)
                                      -----------   -----------   ------------
CASH FLOWS FROM FINANCING
 ACTIVITIES:
  Issuance of common stock..........    7,754,760           --         827,042
  Issuance of redeemable preferred
   stock............................          --            --       2,142,840
  Settlement of long-term
   obligations......................          --            --     (20,237,480)
  Issuance of junior subordinated
   debt and warrants................      500,000           --      17,680,186
  Repayments of long-term debt......   (6,100,000)   (2,500,000)           --
  Advances on line of credit........      400,000     1,050,000            --
  Repayments on line of credit......   (1,450,000)          --             --
                                      -----------   -----------   ------------
Net cash provided by (used in)
 financing activities...............  $ 1,104,760   $(1,450,000)  $    412,588
                                      -----------   -----------   ------------
Increase (decrease) in cash and cash
 equivalents........................    1,278,980      (832,916)    (1,242,577)
Cash and cash equivalents, beginning
 of year............................      113,364       946,280      2,188,857
                                      -----------   -----------   ------------
Cash and cash equivalents, end of
 year...............................  $ 1,392,344   $   113,364   $    946,280
                                      ===========   ===========   ============
SUPPLEMENTAL DISCLOSURES OF CASH
 FLOW INFORMATION:
  Cash paid during the year for:
    Interest........................  $ 1,102,460   $ 1,533,826   $    493,624
                                      ===========   ===========   ============
    Income taxes....................  $    66,158   $    35,261   $    174,735
                                      ===========   ===========   ============

                See notes to consolidated financial statements.

                            SPECIALTY CATALOG CORP.

SUMMARY OF NONCASH TRANSACTIONS:

  During the years ended December 28, 1996 and December 30, 1995, the Company issued $237,216 and $445,333, respectively, of subordinated debt in lieu of payment of interest.

  During the years ended December 28, 1996, December 30, 1995 and December 31, 1994, the Company declared dividends on preferred stock of $146,188, $292,383 and $31,241, respectively. In conjunction with Company's initial public offering, all shares of preferred stock were converted into common stock and all accumulated dividends, and accrued interest on those dividends, through the date of the offering were irrevocably waived by the holders of the preferred stock as of August 13, 1996.

  In 1994 the Company received a note in the amount of $147,583 in exchange for common and preferred stock.

                See notes to consolidated financial statements.

                            SPECIALTY CATALOG CORP.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    YEARS ENDED DECEMBER 28, 1996, DECEMBER 30, 1995 AND DECEMBER 31, 1994

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Nature of Business--Specialty Catalog Corp. (the "Company") is a direct marketer targeting niche consumer product categories. SC Corporation, the Company's principal operating subsidiary doing business under the name SC Direct ("SC Direct"), is the leading U.S. retailer of women's wigs and hairpieces. SC Publishing, Inc. ("SC Publishing"), a wholly-owned subsidiary of SC Direct, sells continuing education courses to nurses, real estate professionals and Certified Public Accountants.

  Principles of Consolidation--The accompanying consolidated financial statements include the accounts of the Company, SC Direct, and SC Publishing. All material intercompany balances and transactions have been eliminated in consolidation.

  Cash and Cash Equivalents--Cash and cash equivalents consist of cash and temporary investments with maturities of three months or less when purchased.

  Accounts Receivable--The Company records an allowance to provide for uncollectable accounts receivable. This allowance is determined based on the historical rate of bad debts applied to current balances. In 1996 and 1995, the Company had write-offs of accounts receivable against this allowance of $109,803 and $34,221, respectively. Bad debt expense for the years ended December 28, 1996, December 30, 1995 and December 31, 1994 was $189,161,
$146,004, and $34,180, respectively. Amounts collected for previously written off accounts are credited to miscellaneous income.

  Inventories--Inventories are stated at the lower of first-in, first-out cost or market. A reserve for obsolete inventory is recorded based on the expected realizable value of merchandise. The cost of inventory includes the cost of merchandise, freight, duty, brokerage fees and marine insurance.

  Prepaid Expenses--The costs incurred to develop, print and place direct response advertisements to obtain names of potential customers are recorded as prepaid expenses until the time the advertisement is published, mailed or otherwise made available to potential customers. Direct response advertising is capitalized and amortized over the expected period of future benefit, generally two to four months. The adoption of Statement of Principles 93-7, "Reporting on Advertising Costs," did not have a material impact on the calculation of deferred catalog costs since the Company employed a similar methodology in the past. For 1996, 1995, and 1994, advertising expense was $13.4 million, $16.3 million and $12.2 million, respectively.

  Property and Equipment--Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets. Amortization is computed on the straight-line method over the lesser of the estimated useful lives of the related assets or the lease terms.

  Other Assets--Other assets consist primarily of trademarks and deferred financing costs. Trademarks are stated at cost less accumulated amortization. Amortization is computed on a straight-line basis over 37 years. At December 28, 1996 and December 30, 1995, the Company had $35,685 and $33,870,
respectively, of unamortized trademarks included in other assets.

  Deferred financing costs which were incurred by the Company in connection with the Banque Nationale de Paris ("BNP") note (Note 7) are charged to operations as additional interest expense over the life of the underlying indebtedness using the straight-line method. At December 28, 1996 and December 30, 1995 deferred financing costs were $287,804 and $397,091, respectively.

                            SPECIALTY CATALOG CORP.

  Income Taxes--The Company uses the asset and liability method of accounting for deferred income taxes. The provision for income taxes includes income taxes currently payable and those deferred because of temporary differences between the financial statement and tax bases of assets and liabilities.

  Revenue--The Company recognizes sales and the related costs of sales at the time the merchandise is shipped to customers. The Company allows for merchandise returns at the customer's discretion within the period stated in the Company's sales policy. An allowance is provided for returns based on historical return rates applied to recent shipments.

  Fair Value of Financial Instruments--SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of the fair value of financial instruments, both assets and liabilities recognized and not recognized in the consolidated balance sheet of the Company, for which it is practicable to estimate fair value. The estimated fair value of financial instruments which are presented herein have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of amounts the Company could realize in a current market exchange.

  The fair value of the Company's cash and cash equivalents, accounts receivable, accounts payable, and line of credit approximate their carrying values at December 28, 1996 and December 30, 1995, due to the short-term maturities of these investments. The carrying value and fair value of the Company's long-term debt at December 28, 1996 was $10,152,325. The fair value of the Company's long-term debt is based on the subsequent repayment of the Company's long-term debt in March 1997 (See Note 16).

  Net Income Per Share--Net income per share is calculated using the weighted average number of common shares and common equivalent shares outstanding during each of the periods retroactively restated to give effect to the 325.51-for-one stock split.

  Newly Adopted Accounting Statements--In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," which was effective for the Company beginning January 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on fair value of the equity instruments awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock-based compensation awards to employees and has disclosed the required pro forma effect on net income and earnings per share.

  Effective January 1, 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed
 ." This statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles which are to be disposed of. The adoption of this statement had no effect on the financial position, or results of operations or cash flows of the Company.

  In March 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share" which is effective for financial statements issued for periods ending after December 15, 1997. This statement requires the disclosure of basic and diluted per share computations. The Company has not yet determined the impact of this statement to its earnings per share.

                            SPECIALTY CATALOG CORP.

  Fiscal Year--The Company is on a 52/53 week fiscal year, ending on the Saturday closest to December 31. The fiscal years ended December 28, 1996, December 30, 1995 and December 31, 1994, each consisted of 52 weeks.

  Accounting Estimates--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management bases its estimates on historical experiences and on various assumptions which are believed to be reasonable under the circumstances.

  Reclassifications--Certain amounts in the 1994 and 1995 financial statements have been reclassified to conform to the 1996 presentation.

2. CORPORATE ORGANIZATION AND BANKRUPTCY PROCEEDINGS

  On December 28, 1992, SC Corporation and its subsidiaries Wigs by Paula, Inc. ("Wigs"), Western Schools, Inc., the predecessor of SC Publishing, After the Stork, Inc. ("Stork") and Brotman Acquisition Corp. ("Brotman") filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code ("Bankruptcy") in the United States Bankruptcy Court for the District of Connecticut, ("Bankruptcy Court"). From that date until November 23, 1994, SC Corporation operated its business as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court. During that period, the Company did not pay $1,030,757 and $1,688,592 of contractual interest for the years ended December 31, 1994 and January 1, 1994 while under the protection of Bankruptcy.

  In January 1993, the Bankruptcy Court and SC Corporation agreed to lift the stay and permit Signal Capital Corporation, SC Corporation's senior secured creditor ("Signal"), to sell Stork and Brotman. Stork was sold for $950,000 to a group of purchasers which included Viking Holdings Limited ("Viking") and Steven Bock, the Company's chairman and chief executive officer. Brotman was sold by Signal to a liquidator.

  SC Corporation's Disclosure Statement with respect to the First Amended and Restated Joint Plan of Reorganization of SC Corporation and its subsidiaries Wigs and SC Publishing ("Plan of Reorganization") was approved by the Bankruptcy Court on September 21, 1994. The Plan of Reorganization was subsequently confirmed by the Bankruptcy Court on October 26, 1994 and the reorganization of SC Corporation was consummated on November 23, 1994.

  The Plan of Reorganization provided for the payment of $15,508,726 in cash, $1,673,453 in subordinated notes, 10,227 shares of preferred stock valued at $1,022,700 and 295,121 shares of common stock valued at $295,121 in settlement of $24,102,851 of secured claims, and $3,345,066 in cash, $354,247 in subordinated notes, 2,164 shares of preferred stock valued at $216,400 and 179,353 shares of common stock valued at $179,353 in settlement of $11,665,353 of unsecured claims. The gain on such discharge of pre-petition claims has been recorded as an extraordinary item, net of income taxes of $1,094,649. The Company funded the Plan of Reorganization by selling additional shares of common stock and 13% Preferred Stock ("13% Preferred Stock"), entering into a new senior credit facility, and issuing subordinated notes ("Subordinated Notes"). Subsequent to the consummation of the reorganization, certain stockholders of the Company purchased the subordinated notes and 13% Preferred Stock from the holder of the secured claims at their face values and the common stock from the holders of the secured and unsecured claims at its fair market value.

                            SPECIALTY CATALOG CORP.

  Reorganization items consist of the following:

                                                                      1994
                                                                   -----------
     Interest income.............................................. $   103,308
     Professional fees............................................  (2,133,117)
     Executive and employee compensation..........................    (533,840)
     Other........................................................    (326,058)
                                                                   -----------
                                                                   $(2,889,707)
                                                                   ===========

  The Company was incorporated on November 30, 1994 for the purpose of becoming the parent company of SC Corporation. On that date, the Company issued 2,826,666 shares of its common stock and 22,491 shares of 13% Preferred Stock to the stockholders of SC Corporation in exchange for their shares of SC Corporation common stock and preferred stock.

3. PREPAID EXPENSES

  Prepaid expenses at December 28, 1996 and December 30, 1995 consists of the following:

                                                            1996       1995
                                                         ---------- ----------
     Deferred catalog costs............................. $2,206,141 $2,320,261
     Prepaid advertising................................  1,043,005    825,064
     Other..............................................    628,387    317,493
                                                         ---------- ----------
                                                         $3,877,533 $3,462,818
                                                         ========== ==========

4. PROPERTY AND EQUIPMENT

  Property and equipment at December 28, 1996 and December 30, 1995 consists of the following:

                                             USEFUL
                                              LIFE      1996         1995
                                             ------- -----------  -----------
     Furniture and equipment................ 7 years $ 1,141,835  $ 1,139,016
     Data processing equipment.............. 5 years   2,856,930    2,734,186
     Leasehold improvements................. (i)         115,069      109,146
                                                     -----------  -----------
                                                       4,113,834    3,982,348
     Less accumulated depreciation and
      amortization..........................          (3,298,109)  (3,040,751)
                                                     -----------  -----------
                                                     $   815,725  $   941,597
                                                     ===========  ===========

    (i) Lesser of the estimated useful lives of the related assets or the lease term.

5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

  Accounts payable and accrued expenses at December 28, 1996 and December 30, 1995 consist of the following:

                                                             1996       1995
                                                          ---------- ----------
     Accounts payable.................................... $1,312,352 $3,368,865
     Accrued compensation................................    444,706    490,227
     Accrued interest....................................    357,542    148,865
     Other accrued expenses..............................    538,934    722,979
                                                          ---------- ----------
                                                          $2,653,534 $4,730,936
                                                          ========== ==========

                            SPECIALTY CATALOG CORP.

6. LIABILITIES TO CUSTOMERS

  Liabilities to customers at December 28, 1996 and December 30, 1995 consist of the following:

                                                                 1996     1995
                                                               -------- --------
     Deferred revenue......................................... $175,780 $114,636
     Reserve for returns......................................  515,597  641,266
                                                               -------- --------
                                                               $691,377 $755,902
                                                               ======== ========

  Deferred revenues reflect cash received from customers for back ordered items which have not yet been shipped. The reserve for returns represents estimated merchandise to be returned for refunds in the future based on historical return rates applied to recent shipments.

7. LONG-TERM DEBT

  Long-term debt at December 28, 1996 and December 30, 1995 consists of the following:

                                                            1996        1995
                                                         ----------- -----------
BNP term advance, Prime Rate plus 2% or Eurodollar Rate
 plus 3.5%, payable quarterly in amounts between
 $500,000 and $1,500,000 through May 22, 1999..........  $ 5,400,000 $11,500,000
SC Holdings LLC Subordinated Note, 11.5%, payable
 November 22, 2002.....................................    3,680,186   3,680,186
SC Holdings LLC PIK Note, 11.5%, payable November 22,
 2002..................................................      682,549     445,333
Junior Subordinated Note, 11.5%, payable August 12,
 1999..................................................      389,590         --
                                                         ----------- -----------
                                                          10,152,325  15,625,519
Less current portion...................................    2,005,714   2,750,000
                                                         ----------- -----------
                                                         $ 8,146,611 $12,875,519
                                                         =========== ===========

  The Company entered into a new credit agreement with The First National Bank of Boston on March 12, 1997 (the "BKB Agreement") for the purpose of refinancing the existing senior and subordinated debt and to provide for the capital expenditures and working capital needs of the Company. The BKB Agreement includes a $5,000,000 term loan and a $6,000,000 revolving credit facility. The interest rate on the borrowings will vary subject to certain financial ratios and outstanding borrowings. The BKB Agreement has a maturity of four years from the closing. The term loan is to be repaid in quarterly installments commencing September 30, 1997 with payments totalling $750,000 in 1997, $1,250,000 per year for 1998, 1999 and 2000, and $500,000 in 2001. The
Term loan is subject to accelerated prepayment clauses equal to 100% of the net proceeds from sale of certain assets of the Company or debt or equity offerings.

  The BKB Agreement will be cross collateralized by a first perfect security interest in all tangible and intangible assets of the Company. The BKB Agreement is subject to certain covenants, including but not limited to leverage and debt service coverage ratios, minimum earnings requirements, and a restriction on the payment of cash dividends on the Company's Common Stock.

  The BKB Agreement has been used to repay all the BNP obligations on March 12, 1997. On March 18, 1997, the Company repaid $1,896,913 of principal and accrued interest on the SC Holdings LLC Subordinated Note and SC Holdings PIK Note, with $1,765,767 repaid from proceeds from the BKB Agreement and $131,146 repaid through the forgiveness of the note receivable from a stockholder (see
Note 12).

  SC Holdings LLC is a limited liability company whose stockholders owned all the issued and outstanding shares of 13% Preferred Stock of the Company and certain of the issued and outstanding shares of Common Stock of the Company prior to the conversion of the 13% Preferred Stock to Common Stock coincidental with the initial public offering.

                            SPECIALTY CATALOG CORP.

  The Company may, at its option through November 22, 1999, and, under certain conditions, through November 22, 2002, pay interest on the Subordinated Notes by issuing additional Subordinated Notes with identical terms and conditions with an aggregate principal amount equal to the amount of interest then payable. In 1996 and 1995, the Company issued $237,216 and $445,333, respectively, of additional Subordinated Notes as payment of interest for the periods January 1996 through June 1996 and November 1994 through December 1995, respectively.

  On June 1, 1996, the Company entered into an agreement with a director and two associates of the director to issue junior subordinated notes for $495,000 payable on August 12, 1999 and bearing interest at 11.5%. In connection with the issuance of these notes, the Company agreed to issue warrants for $5,000 to purchase 265,335 shares of Class A common stock for an aggregate exercise price of $500,000 ($1.8844 per share). The warrants expire on September 30, 1999. The note and related warrants were issued on August 12, 1996. The note has been discounted using an effective interest rate of 21.5%, which represented the Company's borrowing rate for junior subordinated debt at the date of the transaction. The remainder of the value representing $114,061 was assigned to the warrants and recorded as additional paid-in capital.

  The aggregate maturities of long-term debt after December 28, 1996 are as follows:

     FISCAL YEAR                                                       AMOUNT
     -----------                                                     -----------
     1997........................................................... $ 2,005,714
     1998...........................................................   2,314,286
     1999...........................................................   1,469,590
     2000...........................................................         --
     2001...........................................................         --
     2002 and thereafter............................................   4,362,735
                                                                     -----------
                                                                     $10,152,325
                                                                     ===========

8. PREFERRED STOCK

  On November 30, 1994, the Company issued 22,491 shares of 13% Preferred Stock. Coincidental with the Company's initial public offering on October 17, 1996, all outstanding shares of preferred stock were converted into 375,000 shares of common stock. All accumulated dividends, and accrued interest on those dividends through the date of the offering, were irrevocably waived by the holders of the preferred stock as of August 13, 1996.

9. STOCKHOLDERS' EQUITY

  Issuance of Common Stock--As part of the Company's reorganization and settlement of its bankruptcy proceedings, on November 23, 1994 SC Corporation issued 868,365 shares of common stock and canceled 1,000,000 shares of old common stock that had been issued prior to the date that SC Corporation filed for reorganization under Chapter 11. On November 30, 1994, the stockholders exchanged their shares of SC Corporation common stock for the Company's common stock at the rate of approximately 100 shares of SC Corporation's common stock for each share of the Company's common stock.

  In 1995, the Company's Board of Directors and holders of common stock elected to recapitalize the common stock into three classes, Class A, Class B and Class C. Holders of Class A shares were entitled to one vote per share while holders of Class B and Class C shares were entitled to one-half vote per share and one and one-half votes per share, respectively. All dividend and liquidation rights remained unchanged. Upon sale, disposition or other transfer of any share(s) of Class B common stock by the original holder thereof, (i) such

                            SPECIALTY CATALOG CORP.

share(s) shall automatically and immediately convert into an equal number of shares of Class A common stock, and (ii) an equal number of shares of Class C common stock shall automatically and immediately convert into an equal number of shares of Class A common stock. All shareholders received one share of Class A for each share of common with the exceptions of one shareholder who received one-half share of Class A and one-half share of Class B for each share of common and another shareholder who received one-half share of Class A and one-half share of Class C for each share of common.

  On October 17, 1996, the Company completed an initial public offering of 1.5 million shares of its common stock at an initial offering price of $6.50 per share. Net proceeds to the Company after offering expenses was $7,754,760. Coincidental with the offering, the Company increased the number of authorized common shares from 6,510,200 to 10 million, converted on a one-for-one basis the outstanding shares of Class A, Class B and Class C shares into common stock, and effected a 325.51-for-one split of outstanding common stock. All numbers of common shares and per share data in the accompanying consolidated financial statements have been adjusted for the stock split.

  Stock Compensation Plan--On October 17, 1996, the Company adopted the 1996 Stock Option Plan (the "Plan") which authorized the purchase of up to 500,000 shares of Common Stock through the grant of stock options and awards of restricted stock. Each option has a maximum term of ten years from the date of grant, subject to early termination. The per share exercise price for options granted under the Plan will be not less than the fair market value of a share of the Company's common stock on the date of the grant.

  Stock option activity is summarized below:

                                                                        WEIGHTED
                                                             EXERCISE   AVERAGE
                                                             PRICE PER  EXERCISE
                                                   SHARES      SHARE     PRICE
                                                   -------  ----------- --------
     Outstanding, January, 1994...................     --           --     --
     Granted...................................... 582,999  $      0.31  $0.31
     Exercised....................................     --           --     --
     Forfeited or expired.........................     --           --     --
                                                   -------  -----------  -----
     Outstanding December 31, 1994................ 582,999  $      0.31  $0.31
     Granted......................................     --           --     --
     Exercised....................................     --           --     --
     Forfeited or expired.........................     --           --     --
                                                   -------  -----------  -----
     Outstanding, December 30, 1995............... 582,999  $      0.31  $0.31
     Granted...................................... 327,150  $5.33-$6.50  $6.23
     Exercised....................................     --           --     --
     Forfeited or expired.........................  (7,500) $      6.50  $6.50
                                                   -------  -----------  -----
     Outstanding, December 28, 1996............... 902,649  $0.31-$6.50  $2.40
                                                   =======  ===========  =====

  Options exercisable at December 28, 1996 and December 30, 1995 were 538,444 and 60,618, respectively. The options outstanding as of December 28, 1996 have weighted average remaining contractual lives of 7.9 years for the $0.31 options issued in 1994 and 9.8 years for the options granted in 1996.

                            SPECIALTY CATALOG CORP.

  The Company applies APB 25 and related Interpretations in accounting for the Plan and therefore no compensation cost has been recognized for options granted under the Plan provisions. Had compensation cost been determined based on the fair value at the grant dates for options granted with the method prescribed by Statement of Financial Accounting Standards No. 123 "Accounting for Stock-based Compensation", the Company's net income available to common shareholders and earnings per share would have been changed to the pro forma amounts indicated below:

                                                                 1996     1995
                                                               -------- --------
     Net Income:
       As reported............................................ $973,259 $229,879
                                                               ======== ========
       Pro forma.............................................. $925,385 $229,879
                                                               ======== ========
     Earnings per share:
       As reported............................................ $   0.25 $   0.08
                                                               ======== ========
       Pro forma.............................................. $   0.23 $   0.08
                                                               ======== ========

The fair value of each option grant used to compute pro forma net income and earnings per share disclosures is the estimated present value on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for 1996 and 1995: expected volatility 60.14%; a risk free interest rate of 6.38%; and an expected holding period of 6 years.

  Stock Warrants--In connection with the issuance of 11.5% junior subordinated notes on August 12, 1996, the Company issued warrants to purchase 265,335 shares of common stock for an aggregate exercise price of $500,000 ($1.8844 per share). The warrants expire on September 30, 1999. The notes have been discounted using an effective interest rate of 21.5%, which represents the Company's borrowing rate for junior subordinated debt at the date of the transaction. The remainder of the consideration paid totaling $119,061 was assigned to the warrants and was booked as an addition to additional paid-in capital.

10. RESTRUCTURING CHARGES

  During 1995, the Company restructured by consolidating its operations in one geographic area in order to reduce costs and utilize resources more efficiently. Specifically, restructuring charges include:

     Office Closure Costs.............................................. $212,860
     Employee Severance................................................  300,083
                                                                        --------
       Total........................................................... $512,943
                                                                        ========

  Included in accrued expenses at December 28, 1996 and December 30, 1995 are accrued restructuring related charges of $0 and $151,976, respectively.

                            SPECIALTY CATALOG CORP.

11. INCOME TAXES

  The provision for income taxes consists of the following at December 28, 1996, December 30, 1995 and December 31, 1994:

                                                        1996     1995     1994
                                                      -------- -------- --------
     Current:
       Federal....................................... $ 30,696 $    --  $  5,046
       State.........................................    4,097    5,756  147,614
                                                      -------- -------- --------
                                                        34,793    5,756  152,660
                                                      -------- -------- --------
     Deferred:
       Federal.......................................  517,866  298,196  293,500
       State.........................................   91,388   52,623   51,794
                                                      -------- -------- --------
                                                       609,254  350,819  345,294
                                                      -------- -------- --------
         Total....................................... $644,047 $356,575 $497,954
                                                      ======== ======== ========

  Deferred income tax assets and liabilities consist of the following at December 28, 1996 and December 30, 1995:

                                                             1996       1995
                                                          ---------- ----------
     Deferred income tax assets:
       Net operating loss carryforwards.................. $6,582,150 $7,229,484
       Operating reserves................................    154,476    200,165
       Inventory.........................................    312,484    226,990
       Other.............................................     28,452      5,044
                                                          ---------- ----------
                                                           7,077,562  7,661,683
                                                          ---------- ----------
     Deferred income tax liabilities:
       Deferred catalog costs............................    882,456    850,259
       Other.............................................     25,004     32,068
                                                          ---------- ----------
                                                             907,460    882,327
                                                          ---------- ----------
     Net deferred income tax asset....................... $6,170,102 $6,779,356
                                                          ========== ==========

  Reconciliation of the statutory Federal income tax rate and the effective rate of the provision for income taxes for the years ended December 28, 1996, December 30, 1995 and December 31, 1994 is as follows:

                                                               1996  1995  1994
                                                               ----  ----  ----
     Statutory Federal income tax rate........................ 34.0% 34.0% 34.0%
     State taxes, net of Federal income tax benefits..........  5.8   6.6   7.2
                                                               ----  ----  ----
                                                               39.8% 40.6% 41.2%
                                                               ====  ====  ====

  The Company has recorded a deferred tax asset of $6,170,102 reflecting the benefit of $16,455,376 of net operating loss carryforwards which expire in varying amounts between 2005 and 2010, for federal purposes. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. The use of the net operating losses is subject to an annual limitation of $1,555,125 due to a change in control of the Company pursuant to Section 382 of the Internal Revenue Code. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized.

                            SPECIALTY CATALOG CORP.

12. RELATED PARTY TRANSACTIONS

  The Company has a note receivable from a stockholder in the amount of $140,174 at December 28, 1996 and December 30, 1995. The note bears interest at 9.25% and is repayable in varying annual installments between December 31, 1996 and December 31, 1999. The note was issued in November 1994 in exchange for shares of Common Stock and 13% Preferred Stock and is collateralized by 26,535 shares of Common Stock and $80,186 of Subordinated Notes. On March 18, 1997 this note receivable was forgiven in lieu of repaying a portion of the Subordinated Notes (See Note 7).

13. COMMITMENTS AND CONTINGENCIES

  Operating Leases--The Company leases certain administrative, warehousing and other facilities and equipment under operating leases. The following is a schedule of future minimum rental payments under noncancelable operating leases as of December 28, 1996:

            YEAR                                  AMOUNT
            ----                                 --------
            1997................................ $123,376
                                                 ========

  Management expects that, in the normal course of business, expiring leases will be renewed or replaced by other leases. Rent expense under operating leases for the years ended December 28, 1996, December 30, 1995 and December 31, 1994 was $362,676, $438,450 and $569,212, respectively.

  Employment and Bonus Agreements--The Company has employment and bonus agreements with two executive officers through December 31, 1999. The Company's salary commitment under these agreements aggregates $1,575,000 at December 28, 1996 as follows:

            1997.............................. $  505,000
            1998..............................    525,000
            1999..............................    545,000
                                               ----------
                                               $1,575,000
                                               ==========

  In addition, the two executive officers may earn certain other bonuses based on the Company's achievement of certain operating criteria.

14. EMPLOYEE BENEFIT PLANS

  The Company maintains a qualified defined contribution plan, under the provisions of Section 401(k) of the Internal Revenue Code, covering substantially all employees. Under the terms of the plan, eligible employees may make contributions up to 15% of pay, subject to statutory limitations. Contributions not exceeding 5% of an employee's pay are matched 40% by the Company. The Company may, at its discretion, make an additional year-end contribution. Employee contributions are always fully vested. Company contributions vest 20% for each completed year of service, becoming fully vested after five years of service. Matching contributions by the Company under the plan were $71,176, $67,188 and $59,594 in 1996, 1995 and 1994, respectively. No discretionary contributions have been made to the plan.


15. QUARTERLY RESULTS (UNAUDITED)

  Summarized quarterly financial data for the third and fourth quarter of 1996 are displayed in the following table:

       1996                                                3RD QTR    4TH QTR
       ----                                               ---------- ----------
       Net Sales......................................... $8,209,754 $9,307,168
       Gross Profit......................................  5,516,524  6,192,718
       Net Income........................................    343,848    480,110
       Net Income per common share.......................      $0.10      $0.09

                            SPECIALTY CATALOG CORP.

16. SUBSEQUENT EVENTS

  In December 1996, the Company was given notice of the termination as of March 1997 of the lease on one of its facilities. The Company has signed a new five year and five month lease beginning April 1, 1997 for a 50,000 square foot facility in an adjacent town. The new lease contains an annual fixed rental rate of $196,026.

  As discussed in Note 7, the Company entered into a new credit agreement with the First National Bank of Boston on March 12, 1997 for the purpose of refinancing the existing senior and subordinated debt and to provide for the capital expenditures and working capital needs of the Company.

                            SPECIALTY CATALOG CORP.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                           COLUMN A   COLUMN B   COLUMN C   COLUMN D  COLUMN E
                          ---------- ---------- ---------- ---------- ---------
                                           ADDITIONS
                                     ---------------------
                          BALANCE AT CHARGED TO  CHARGED               BALANCE
                          BEGINNING  COSTS AND   TO OTHER              AT END
DESCRIPTION               OF PERIOD   EXPENSES   ACCOUNTS  DEDUCTIONS OF PERIOD
-----------               ---------- ---------- ---------- ---------- ---------
Year ended December 28,
 1996:
  Allowance for doubtful
   accounts..............  $160,000   $ 22,000         --  $  109,803 $ 72,197
  Reserve for returns....  $641,266        --   $7,574,181 $7,699,850 $515,597
Year ended December 30,
 1995:
  Allowance for doubtful
   accounts..............  $ 42,068   $146,004         --  $   28,072 $160,000
  Reserve for returns....  $997,299        --   $8,298,427 $8,654,460 $641,266
Year ended December 31,
 1994:
  Allowance for doubtful
   accounts..............  $ 20,500   $ 34,112         --  $   12,612 $ 42,000
  Reserve for returns....  $847,000        --   $8,617,427 $8,467,128 $997,299

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS REGISTRANT

  The response to this item is contained in part under the caption "Executive Officers of the Registrant" in Part I, Item 1A hereof and the remainder is incorporated herein by reference from the discussion responsive thereto under the caption "Election of Directors" in the Company's Proxy Statement relating to the 1997 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION

  The response to this item is incorporated by reference from the discussion responsive thereto under the following captions in the Company's Proxy Statement relating to the 1997 Annual Meeting of Shareholders:

    "Election of Directors" and "Executive Compensation"

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Principal Shareholders" in the Company's Proxy Statement relating to the 1997 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Certain Transactions" in the Company's Proxy Statement relating to the 1997 Annual Meeting of Shareholders.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (A)  1. FINANCIAL STATEMENTS
           The financial statements are listed under Part II, Item 8 of this Report
        2. FINANCIAL STATEMENT SCHEDULES
           The financial statement schedules are listed under Part II, Item 8 of this Report
        3. EXHIBITS
           The exhibits are listed below under Part IV, Item 14(C) of this Report.
   (B)     REPORTS ON FORM 8-K
           None.

   (C) EXHIBITS

 EXHIBIT
   NO.                                 DESCRIPTION
 -------                               -----------
  *3.1   Certificate of Incorporation of the Registrant, as amended. Filed as
         Exhibit 3.01 to Specialty Catalog Corp.'s Form S-1, File No. 333-
         10793.
  *3.2   By-Laws of the Registrant, as amended. Filed as Exhibit 3.02 to
         Specialty Catalog Corp.'s Form S-1, File No. 333-10793.
  *4.1   Specimen Certificate representing the Common Stock, par value $0.01 per share. Filed as Exhibit 4.01 to Specialty Catalog Corp.'s Form S-
         1, File No. 333-10793.
 *10.1   1996 Stock Option Plan. Filed as Exhibit 10.01 to Specialty Catalog
         Corp.'s Form S-1, File No. 333-10793.
 *10.2   Employment Agreement dated as of October 4, 1996 between the
         Registrant and Steven L. Bock. Filed as Exhibit 10.02 to Specialty
         Catalog Corp.'s Form S-1, File No. 333-10793.
 *10.3   Employment Agreement dated as of October 4, 1996 between the
         Registrant and Stephen M. O'Hara. Filed as Exhibit 10.03 to Specialty
         Catalog Corp.'s Form S-1, File No. 333-10793.
 *10.4   Credit Agreement dated November 24, 1994 between the Bank Nationale de
         Paris ("BNP") and Wigs By Paula, Inc., predecessor to the Registrant
         ("Wigs"). Filed as Exhibit 10.04 to Specialty Catalog Corp.'s Form S-
         1, File No. 333-10793.
 *10.5   First Amendment, Waiver and Consent to the Credit Agreement dated
         August 16, 1995 between BNP and the Registrant. Filed as Exhibit 10.05 to Specialty Catalog Corp.'s Form S-1, File No. 333-10793.
 *10.6   Second Amendment, Waiver and Consent to the Credit Agreement dated
         August 14, 1996 between BNP and the Registrant. Filed as Exhibit 10.06 to Specialty Catalog Corp.'s Form S-1, File No. 333-10793.
 *10.7   Security Agreement dated as of November 23, 1994 between Wigs and BNP.
         Filed as Exhibit 10.07 to Specialty Catalog Corp.'s Form S-1, File No.
         333-10793.
 *10.8   Trademark and Copyright Security Agreement dated as of November 23,
         1994 between Wigs, BNP and other guarantors named therein. Filed as
         Exhibit 10.08 to Specialty Catalog Corp.'s Form S-1, File No. 333-
         10793.
 *10.9   Pledge Agreement dated as of November 23, 1994 between SC Corporation and BNP. Filed as Exhibit 10.09 to Specialty Catalog Corp.'s Form S-1,
         File No. 333-10793.
 *10.10  Pledge Agreement dated as of November 23, 1994 between the Registrant,
         SC Holdings, L.L.C. and BNP. Filed as Exhibit 10.10 to Specialty
         Catalog Corp.'s Form S-1, File No. 333-10793.
 *10.11  Guaranty dated November 23, 1994 between the Registrant, Western
         Schools, Inc., Royal Advertising & Marketing, Inc., BNP and the Hedge
         Banks. Filed as Exhibit 10.11 to Specialty Catalog Corp.'s Form S-1,
         File No. 333-10793.
 *10.12  Guaranty dated November 23, 1994 between SC Corporation, BNP, and the
         Hedge Banks. Filed as Exhibit 10.12 to Specialty Catalog Corp.'s Form
         S-1, File No. 333-10793.
 *10.13  Guaranty dated November 30, 1994 between the Registrant, SC Holdings
         L.L.C., BNP, and the Hedge Banks. Filed as Exhibit 10.13 to Specialty
         Catalog Corp.'s Form S-1, File No. 333-10793.
 *10.14  Agreement dated June 1, 1996 between SC Direct, Inc., the Registrant and Martin E. Franklin. Filed as Exhibit 10.14 to Specialty Catalog
         Corp.'s Form S-1, File No. 333-10793.
 *10.15  Debtor Securities Purchase Agreement dated November 23, 1994 between
         WIGS, L.P. and SC Corporation. Filed as Exhibit 10.15 to Specialty
         Catalog Corp.'s Form S-1, File No. 333-10793.
 *10.16  Pledge and Security Agreement dated November 30, 1994 between WIGS,
         L.P. and SC Corporation. Filed as Exhibit 10.16 to Specialty Catalog
         Corp.'s Form S-1, File No. 333-10793.

 EXHIBIT
   NO.                                 DESCRIPTION
 -------                               -----------
 *10.17  Promissory Note dated November 23, 1994 in the principal amount of
         $147,583 from WIGS, L.P. to SC Corporation. Filed as Exhibit 10.17 to
         Specialty Catalog Corp.'s Form S-1, File No. 333-10793.
 *10.18  Lease dated July 10, 1985 between Simon D. Young, Trustee of the
         Sandpy Realty Trust, ("Trustee") , and Wigs for premises located at 21
         Bristol Drive, South Easton, MA. Filed as Exhibit 10.18 to Specialty
         Catalog Corp.'s Form S-1, File No. 333-10793.
 *10.19  First Amendment of Lease, dated March 15, 1986, between the Trustee and Wigs. Filed as Exhibit 10.19 to Specialty Catalog Corp.'s Form S-
         1, File No. 333-10793.
 *10.20  Second Amendment to Lease, dated March 1, 1989, between the Trustee and Wigs. Filed as Exhibit 10.20 to Specialty Catalog Corp.'s Form S-
         1, File No. 333-10793.
 *10.21  Third Amendment to Lease, dated October 22, 1993 between the Trustee and Wigs. Filed as Exhibit 10.21 to Specialty Catalog Corp.'s Form S-
         1, File No. 333-10793.
 *10.22  Letter Agreement, dated February 21, 1995 between the Trustee and SC
         Corporation. Filed as Exhibit 10.22 to Specialty Catalog Corp.'s Form
         S-1, File No. 333-10793.
 *10.23  Lease, dated October 20, 1995 between Fredric Snyderman as Trustee of
         JV Realty Trust and SC Direct Inc. for the premises at 23 Norfolk
         Avenue. Filed as Exhibit 10.23 to Specialty Catalog Corp.'s Form S-1,
         File No. 333-10793.
 *10.24  Printing Agreement, dated January 1, 1995 between Quebecor Printing
         (USA) Corp. and the Registrant, as amended. Filed as Exhibit 10.24 to
         Specialty Catalog Corp.'s Form S-1, File No. 333-10793.
 *10.25  Amended and Restated Registration Rights Agreement, dated October 3,
         1996 between the Registrant and certain of the Registrant's stockholders, as amended. Filed as Exhibit 10.25 to Specialty Catalog
         Corp.'s Form S-1, File No. 333-10793.
 *10.26  First Amended and Restated Joint Plan of Reorganization of SC
         Corporation, Western Schools, Inc. and Wigs by Paula dated September
         21, 1994. Filed as Exhibit 10.26 to Specialty Catalog Corp.'s Form S-
         1, File No. 333-10793.
 *10.27  AT&T Contract Tariff Order dated February 9, 1995 between AT&T and the
         Registrant. Filed as Exhibit 10.27 to Specialty Catalog Corp.'s Form
         S-1, File No. 333-10793.
 *10.28  Shareholder's Agreement dated as of November 30, 1994 between the
         Registrant, SC Holdings L.L.C., SC Corporation and certain shareholders. ("Shareholder's Agreement"). Filed as Exhibit 10.28 to
         Specialty Catalog Corp.'s Form S-1, File No. 333-10793.
 *10.29  Amendment No. 1 to Shareholder's Agreement. Filed as Exhibit 10.29 to
         Specialty Catalog Corp.'s Form S-1, File No. 333-10793.
 *10.30  SC Holdings L.L.C. Limited Liability Company Agreement. Filed as
         Exhibit 10.30 to Specialty Catalog Corp.'s Form S-1, File No. 333-
         10793.
 *10.31  Supplemental Defined Contribution Plan. Filed as Exhibit 10.31 to
         Specialty Catalog Corp.'s Form S-1, File No. 333-10793.
 *10.32  Form of Indemnification Agreement of Directors. Filed as Exhibit 10.32
         to Specialty Catalog Corp.'s Form S-1, File No. 333-10793.
 *10.33  Form of Warrant, dated August 12, 1996. Filed as Exhibit 10.33 to
         Specialty Catalog Corp.'s Form S-1, File No. 333-10793.
 *10.34  Form of Subordinated Note, dated August 12, 1996. Filed as Exhibit
         10.34 to Specialty Catalog Corp.'s Form S-1, File No. 333-10793.
 *10.35  Fee Letter. Filed as Exhibit 10.35 to Specialty Catalog Corp.'s Form
         S-1, File No. 333-10793.

 EXHIBIT
   NO.                                DESCRIPTION
 -------                              -----------
  10.36  Net Building Lease dated March 7, 1997 between Campanelli Investment
         Properties and the Registrant for premises located at 525 Campanelli
         Industrial Drive, Brockton, MA.
  10.37  Credit Agreement dated March 12, 1997 between The First National Bank of Boston and the Registrant.
  10.38  Amendment No. 2 to Printing Agreement, dated January 1, 1995 between
         Quebecor Printing (USA) Corp. and the Registrant, as amended, dated
         December 31, 1996.
  11.1   Statement Regarding Computation of Per Share Earnings.
 *21.1   Subsidiaries of the Registrant. Filed as Exhibit 21.01 to Specialty
         Catalog Corp.'s Form S-1, File No. 333-10793.
  27.1   Financial Data Schedule (for EDGAR filing purposes only).

--------
* Indicates exhibit previously filed with the Securities and Exchange Commission on the Registrant's registration statement on Form S-1 (registration No. 333-10793) and is hereby incorporated by reference.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED.

                                          Specialty Catalog Corporation

                                                    /s/ Steven L. Bock
                                          By: _________________________________
                                                      STEVEN L. BOCK
                                               CHAIRMAN AND CHIEF EXECUTIVE
                                                          OFFICER


                                                   /s/ J. William Heise
                                          By: _________________________________
                                                     J. WILLIAM HEISE
                                              SENIOR VICE PRESIDENT AND CHIEF
                                                     FINANCIAL OFFICER

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATE INDICATED.

             SIGNATURES                        TITLE                 DATE


         /s/ Stephen L. Bock           Director and Chief       March 24, 1997
_____________________________________   Executive Officer
           STEVEN L. BOCK               (Principal
                                        Executive Officer)

        /s/ Stephen M. O'Hara          President                March 24, 1997
_____________________________________
          STEPHEN M. O'HARA

        /s/ J. William Heise           Senior Vice              March 24, 1997
_____________________________________   President and Chief
          J. WILLIAM HEISE              Financial Officer
                                        (Principal
                                        Financial and
                                        Accounting Officer)

         /s/ Alan S. Cooper            Director                 March 24, 1997
_____________________________________
           ALAN S. COOPER

       /s/ Martin E. Franklin          Director                 March 24, 1997
_____________________________________
         MARTIN E. FRANKLIN

         /s/ Samuel L. Katz            Director                 March 24, 1997
_____________________________________
           SAMUEL L. KATZ

           /s/ Guy Naggar              Director                 March 24, 1997
_____________________________________
             GUY NAGGAR