Form 10-Q
period 1997-03-29
SPECIALTY CATALOG CORP
filed 1997-05-08
CIK 1020897

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.   20549

                          --------------------------

                                   FORM 10-Q


(Mark One)

  X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange --- Act of 1934 FOR THE PERIOD ENDED MARCH 29, 1997

                                      OR

___ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                       COMMISSION FILE NUMBER:   0-21499

                            SPECIALTY CATALOG CORP.
            (Exact name of registrant as specified in its charter)


            DELAWARE                           04-3253301
(State or Other Jurisdiction of     (I.R.S. Employer Identification No.)
 Incorporation or Organization)


                               21 BRISTOL DRIVE
                       SOUTH EASTON, MASSACHUSETTS 02375
                   (Address of principal executive offices)

                        TELEPHONE NUMBER (508) 238-0199
             (Registrant's telephone number, including area code)



     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes  X                    No
              ---                      ---

     As of May 1, 1997, there was 4,967,001 shares of the Registrant's Common Stock outstanding.

================================================================================

                            SPECIALTY CATALOG CORP.


                                     INDEX

                         PART I.  FINANCIAL STATEMENTS
                                                                        Page No.
ITEM 1.
          CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF
          MARCH 29, 1997 AND DECEMBER 28, 1996 AND FOR THE
          THREE MONTHS ENDED MARCH 29,1997 AND
          MARCH 30, 1996

          Condensed Consolidated Statements of Operations                   3

          Condensed Consolidated Balance Sheets                             4

          Condensed Consolidated Statements of Cash Flows                   5

          Notes to Condensed Consolidated Financial Statements              6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                               8


                           PART II.  OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                  11

          SIGNATURES                                                        12

PART I.   FINANCIAL INFORMATION

ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            SPECIALTY CATALOG CORP.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                              THREE MONTHS ENDED
                                                      MARCH 29, 1997      MARCH 30 , 1996
                                                    -----------------    -----------------
Net sales                                               $10,973,253         $ 9,277,568
Cost of sales (including buying, occupancy
 and order fulfillment costs)                             3,786,447           3,503,255
                                                        -----------         -----------
Gross profit                                              7,186,806           5,774,313
                                                        -----------         -----------
Selling, general and administrative expenses              7,846,595           5,503,257
                                                        -----------         -----------
Income (loss) from operations                              (659,789)            271,056
                                                        -----------         -----------
Interest expense - net                                      266,772             439,437
                                                        -----------         -----------
Income (loss) before income taxes and                      (926,561)           (168,381)
extraordinary item

Income tax provision (benefit)                             (370,625)            (65,658)
                                                        -----------         -----------
Income (loss) before extraordinary item                    (555,936)           (102,723)

Extraordinary item - loss on early
extinguishment of debt (net of income tax
benefit of $107,711)                                        161,567                ---
                                                        -----------         -----------

Net income (loss)                                         ($717,503)          ($102,723)
                                                        -----------         -----------

Preferred stock dividends                                      ---               73,094
                                                        -----------         -----------

Net income (loss) available to common stockholders        ($717,503)          ($175,817)
                                                        ===========         ===========
Per common share

     Income (loss) before extraordinary item                 ($0.12)             ($0.06)

     Income (loss) on extraordinary item                     ($0.03)               ---

     Net income (loss) per share                             ($0.15)             ($0.06)
                                                        ===========         ===========

     Weighted average shares outstanding                  4,701,666           2,826,666
                                                        ===========         ===========

           See notes to condensed consolidated financial statements.

                            SPECIALTY CATALOG CORP.
                     CONDENSED CONSOLIDATED BALANCE SHEETs
                                  (unaudited)

             ASSETS                           MARCH 29, 1997      DECEMBER 28, 1996
                                              --------------      -----------------
Current assets:
    Cash and cash equivalents                   $  1,016,357        $  1,392,344

    Accounts receivable, net                         957,447             820,076

    Inventories                                    4,690,190           4,986,293

    Prepaid expenses                               2,874,540           3,877,533
                                                ------------        ------------
        Total current assets                       9,538,534          11,076,246
                                                ------------        ------------
Property and equipment, net                          820,677             815,725
                                                ------------        ------------
Deferred income taxes                              6,648,439           6,170,102
                                                ------------        ------------
Other assets                                         189,565             343,123
                                                ------------        ------------
Total Assets                                    $ 17,197,215        $ 18,405,196
                                                ============        ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

    Accounts payable and accrued expenses          2,771,006           2,653,534

    Line of credit                                   828,625                 ---

    Liabilities to customers                       1,282,015             691,377

    Income taxes                                      63,628             107,019

    Current portion of long-term debt                750,000           2,005,714
                                                ------------        ------------
        Total current liabilities                  5,695,274           5,457,644
                                                ------------        ------------
Long-term debt                                     4,250,000           3,394,286

Subordinated debt-related parties                  3,023,958           4,752,325

Commitments and contingencies

Stockholders' Equity (Deficit):

    Preferred stock                                      ---                 ---

    Common stock                                      47,017              47,017

    Additional paid in capital                    15,199,046          15,199,050

    Deferred compensation                            (78,988)            (83,363)

    Note receivable -- stockholder                       ---            (140,174)

    Accumulated deficit                          (10,939,092)        (10,221,589)
                                                ------------        ------------
        Total Stockholders' Equity                 4,227,983           4,800,941
                                                ------------        ------------
Total Liabilities and Stockholders' Equity      $ 17,197,215        $ 18,405,196
                                                ============        ============

           See notes to condensed consolidated financial statements

                            SPECIALTY CATALOG CORP.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                    THREE MONTHS ENDED
                                                            MARCH 29, 1997     MARCH 30 , 1996
                                                          -------------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                                  ($717,503)        ($102,723)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

    Depreciation and amortization                                     67,666            69,093

    Deferred income taxes                                           (478,337)              ---

    Amortization of deferred compensation                              4,375               ---

    Changes in operating assets and liabilities:

        Accounts receivable                                         (137,371)          113,620

        Inventories                                                  296,103           431,236

        Prepaid expenses                                           1,002,993            53,928

        Other assets                                                 162,872            24,961

        Accounts payable and accrued expenses                        123,802             6,263

        Liabilities to customers                                     590,638          (138,541)

        Income taxes                                                 (43,391)          (32,344)

        Other long-term liabilities                                      ---            10,519
                                                                 -----------        ----------
Net cash provided by operating activities                            871,847           436,012
                                                                 -----------        ----------
CASH FLOWS FROM INVESTING ACTIVITIES:

    Purchases of property and equipment                              (72,332)          (98,535)
                                                                 -----------        ----------
Net cash used in investing activities                                (72,332)          (98,535)
                                                                 -----------        ----------
CASH FLOWS FROM FINANCING ACTIVITIES:

    Advances on line of credit                                       828,625           400,000

    Issuance of debt                                               5,000,000               ---

    Repayment of BNP debt                                         (5,400,000)         (550,000)

    Repayment of subordinated debt                                (1,604,127)              ---
                                                                 -----------        ----------
Net cash used in financing activities                             (1,175,502)         (150,000)
                                                                 -----------        ----------

Increase (decrease) in cash and cash equivalents                    (375,987)          187,477

Cash and cash equivalents, beginning of year                       1,392,344           113,364
                                                                 -----------        ----------
Cash and cash equivalents, end of period                         $ 1,016,357        $  300,841
                                                                 ===========        ==========

SUMMARY OF NONCASH TRANSACTIONS:

     In March 1997, $131,146 of note receivable from a stockholder was offset against the portion of the subordinated notes owed to that stockholder.


           See notes to condensed consolidated financial statements

                            SPECIALTY CATALOG CORP.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1.   Basis of Presentation

     These unaudited condensed consolidated financial statements should be read in conjunction with Specialty Catalog Corp.'s (the "Company") Annual Report on Form 10-K for the fiscal year ended December 28, 1996, and the financial statements and footnotes included therein. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. The results of operations for the three months ended March 29, 1997, are not necessarily indicative of the results for the entire fiscal year ending January 3, 1998.

     The financial statements for the three months ended March 29, 1997, and March 30, 1996, are unaudited but include, in the Company's opinion, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results for the periods presented.


2.   Accounting Policies

     The accounting policies underlying the quarterly financial statements are those set forth in Note 1 of the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 28, 1996.

     In March 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share" ("SFAS No. 128") which is effective for financial statements issued for periods ending after December 15, 1997. This statement requires the disclosure of basic and diluted per share computations. As required, the Company will adopt SFAS No. 128 in the fourth quarter of 1997. This statement, if applied, would have no impact to the reported loss per share for the three months ended March 29, 1997 and March 30, 1996.

3.   Long-Term Debt

     On March 12, 1997, the Company entered into a new $11 million credit facility with BankBoston, N.A. (the "BKB Agreement") for the purpose of refinancing the existing senior and subordinated debt and to provide for capital expenditures and working capital needs of the Company. The new BKB Agreement provides a $5 million term loan (the "Term Loan") and a $6 million revolving line of credit (the "Line of Credit"). The interest rate on the borrowings will
vary according to certain financial ratios and outstanding borrowings.   The
Term Loan has a four year repayment schedule with $750,000 due in 1997, $1.25 million due in each of the next

                            SPECIALTY CATALOG CORP.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

three years, and $500,000 due in 2001.   The Company plans on using future cash
receipts to pay down the Line of Credit on a regular basis. The Line of Credit will be used to fund all of the Company's disbursements, up to the $6 million limit, subject to certain covenant restrictions.

The BKB Agreement is cross collateralized by a first perfected security interest in all tangible and intangible assets of the Company. The BKB Agreement is subject to certain covenants, including but not limited to leverage and debt service coverage ratios, minimum earnings requirements, and a restriction on the payment of cash dividends on the Company's common stock.

In March 1997, the Company used the proceeds from the Term Loan and $500,000 under the Line of Credit to pay off its remaining indebtedness to Banque
Nationale de Paris ("BNP").   In conjunction with this repayment, the Company
recorded a $161,567 extraordinary loss on the early extinguishment of debt (net of income tax benefit of $107,711) for the write off of the remaining deferred financing costs.

On March 18, 1997, the Company repaid $1,896,913 of principal and accrued interest on the subordinated debt, with $1,765,767 repaid from proceeds from the Line of Credit and $131,146 repaid by offsetting a note receivable from a stockholder.

5.   Subsequent Events

     In April 1997, the Company repaid the remaining subordinated debt in the amount of $2,898,854 of principal and accrued interest. The repayment was made with proceeds from the Line of Credit.

     On April 11, 1997, the Company repaid $495,000 of junior subordinated notes. In connection with the original issuance of these notes, the Company issued warrants for $5,000 to purchase 265,335 shares of common stock for an aggregate exercise price of $500,000. The holders of these warrants elected a cashless exercise of these warrants, pursuant to which the Company issued 265,335 shares of common stock as settlement of the junior subordinated notes and $5,000 of accrued interest. In conjunction with this transaction, the Company recorded a pre-tax charge for the early extinguishment of debt of $98,504 in April 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     In addition to the historical information contained herein, this quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, but not limited to, the Company's expected future revenues, operations and expenditures, estimates of the potential markets for the Company's products, assessments of competitors and potential competitors and projected timetables for the market introduction of the Company's products. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, but not limited to, the following risks and uncertainties: (i) the Company's indebtedness and future capital requirements, (ii) increasing postal rates, paper prices and media costs, (iii) limited sources of fiber used to make the Company's products, (iv) the limited number of suppliers of the Company's products, (v) the Company's dependence upon foreign suppliers, (vi) the potential development of a cure for hair loss and cancer treatment improvements, (vii) the effectiveness of the Company's catalogs
and advertising programs and (viii) the Company's competition.   Additional
information concerning certain risks and uncertainties that could cause actual results to differ materially from those projected or suggested in the forward-looking statements is contained in the Company's filings with the Commission, including those risks and uncertainties discussed under the caption "Risk Factors" in the Company's 10-K, dated March 27, 1997. The forward--looking statements contained herein represent the Company's judgement as of the date of this Report on Form 10-Q, and the Company cautions readers not to place undue reliance on such statements.


THREE MONTHS ENDED MARCH 29, 1997 COMPARED TO THREE MONTHS ENDED MARCH 30, 1996

     Net sales increased $1.7 million, or 18.3%, from $9.3 million for the three months ended March 30, 1996 to $11.0 million for the three months ended March 29, 1997. This increase was due to (i) an increase in the number of catalogs mailed, (ii) expanded promotional pricing on certain products, (iii) a general increase of base prices, (iv) the introduction of new products such as the Style Enhancer, and (v) increased sales from new customers in March 1997 as the Company began to realize the benefit of its first quarter advertising program.

     Gross margin increased from 62.2% for the three months ended March 30, 1996 to 65.5% for the three months ended March 29, 1997. This increase resulted from
(i) the continued expansion of the Company's direct import program which resulted in a larger percentage of product being purchased at lower prices directly from overseas factories; and (ii) a reduction in the cost of shipping customer packages weighing less than one pound, which reduced total shipping costs.

     Selling, General and Administrative expenses increased $2.3 million, or 42.6%, from $5.5 million for the three months ended March 30, 1996 to $7.8 million for the three months ended March 29, 1997. This increase is due to an increase in advertising and catalog expenditures incurred in the first quarter. Advertising expenses increased $1.7 million, or 188.9%, from $0.9 million for the three months ended March 30, 1996 to $2.6 million for the three months ended March 29, 1997 due to the Company's improved liquidity. The Company's advertising strategy had the anticipated adverse effect on profitability in the first quarter. However, as the year progresses, the Company believes that the first quarter advertising program will continue to produce new customers and additional sales throughout the remainder of the year. Catalog expenses increased $0.2 million due to an increase in the number of catalogs produced and mailed in the first quarter of 1997 compared to the first quarter of 1996.

     Net interest expense decreased approximately $173,000, or 39.3%, from $439,000 for the three months ended March 30, 1996 to $267,000 for the three months ended March 29, 1997, reflecting lower principal amounts outstanding on the Company's bank loans during the first quarter of 1997 compared to the first quarter of 1996 and lower interest rates. The Company's bank debt was reduced in October 1996 by $5.9 million through the use of proceeds from the Company's
initial public offering.   In addition, the Company refinanced its existing
senior indebtedness with a new credit agreement on March 12, 1997, which resulted in a lower interest rate. On March 18, 1997, the Company repaid $1.9 million of its subordinated indebtedness which also reduced total interest expense.

LIQUIDITY AND CAPITAL RESOURCES

The Company generated approximately $872,000 of operating cash flow for the three months ended March 29, 1997. The first quarter's cash flow was caused primarily by a $1.0 million decrease in prepaid expenses and a $600,000 increase in liabilities to customers, offset by a $717,503 net loss.

On March 12, 1997, the Company entered into a new $11 million credit facility with BankBoston, N.A. (the "BKB Agreement") for the purpose of refinancing the existing senior and subordinated debt and to provide for capital expenditures and working capital needs of the Company. The new BKB Agreement provides a $5 million term loan (the "Term Loan") and a $6 million revolving line of credit (the "Line of Credit"). The interest rate on the borrowings will vary according
to certain financial ratios and outstanding borrowings.   The Term Loan has a
four year repayment schedule with $750,000 due in 1997, $1.25 million due in each of the next three years and $500,000 due in 2001. The Company believes this amortization schedule is more favorable than under the Banque Nationale de Paris ("BNP") agreement, with $1.25 million less payment required in 1997 and
$1.1 million less in 1998.   The Company plans on using future cash receipts to
pay down the Line of Credit on a regular basis. The Line of Credit will be used to fund all of the Company's disbursements, up to the $6 million limit, subject to certain covenant restrictions.

The BKB Agreement is cross collateralized by a first perfected security interest in all tangible and intangible assets of the Company. The BKB Agreement is subject to certain covenants, including but not limited to leverage and debt service coverage ratios, minimum earnings requirements, and a restriction on the payment of cash dividends on the Company's common stock.

In March 1997, the Company used the proceeds from the Term Loan and $500,000 under the Line of Credit to pay off its remaining indebtedness to BNP. In conjunction with this repayment, the Company recorded a $161,567 extraordinary loss on the early extinguishment of debt (net of income tax benefit of $107,711) for the write off of the remaining deferred financing costs.

On March 18, 1997, the Company repaid $1,896,913 of principal and accrued interest on the subordinated debt, with $1,765,767 repaid from proceeds from the Line of Credit and $131,146 repaid by offsetting a note receivable from a stockholder.

In April 1997, the Company repaid the remaining subordinated debt in the amount of $2,898,854 of principal and accrued interest. The repayment was made with proceeds from the Line of Credit.

     On April 11, 1997, the Company repaid $495,000 of junior subordinated notes. In connection with the original issuance of these notes, the Company issued warrants for $5,000 to purchase 265,335 shares of common stock for an aggregate exercise price of $500,000. The holders of these warrants elected a cashless exercise of these warrants, pursuant to which the Company issued 265,335 shares of common stock as settlement of the junior subordinated notes and $5,000 of accrued interest. In conjunction with this transaction, the Company recorded a pre-tax charge for the early extinguishment of debt of $98,504 in April 1997.


ACCOUNTING PRONOUNCEMENTS

In March 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share" ("SFAS No. 128") which is effective for financial statements issued for periods ending after December 15, 1997. This statement requires the disclosure of basic and diluted per share computations. As required, the Company will adopt SFAS No. 128 in the fourth quarter of 1997. This statement, if applied, would have no impact to the reported loss per share for the three months ended March 29, 1997 and March 30, 1996.

PART II.    OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

          10.1* Net Building Lease dated March 7, 1997 between Campanelli Investment Properties and the Registrant for premises located at 525 Campanelli Industrial Drive, Brockton, MA. Filed as
                 Exhibit 10.36 to Specialty Catalog Corp.'s 1996 Annual Report on Form 10-K.

          10.2* Credit Agreement dated March 12, 1997 between The First National Bank of Boston and the Registrant. Filed as Exhibit
                 10.37 to Specialty Catalog Corp.'s 1996 Annual Report on Form 10-K.

          10.3* Amendment No. 2 to Printing Agreement, dated January 1, 1995 between Quebecor Printing (USA) Corp. and the Registrant, as amended, dated December 31, 1996. Filed as Exhibit 10.38 to Specialty Catalog Corp.'s 1996 Annual Report on Form 10-K.

          11.1 Computation of weighted average shares used in computing earnings per share amounts. Filed herewith.

          27 Financial Data Schedule (for EDGAR filing purposes only). Filed herewith.

          * Indicates exhibit previously filed with the Securities and Exchange Commission on the Registrant's 1996 Annual Report on Form 10-K and is hereby incorporated by reference.

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed by the Company during the quarter ended March 29, 1997.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  May 8, 1997
                              SPECIALTY CATALOG CORP.


                              /s/ Steven L. Bock
                              -------------------------
                              Steven L. Bock
                              Chairman and Chief Executive Officer


                              /s/ J. William Heise
                              -------------------------
                              J. William Heise
                              Senior Vice President, Chief Financial Officer (Principal Accounting and Financial Officer)

                                 EXHIBIT INDEX

          10.1* Net Building Lease dated March 7, 1997 between Campanelli Investment Properties and the Registrant for premises located at 525 Campanelli Industrial Drive, Brockton, MA. Filed as
                 Exhibit 10.36 to Specialty Catalog Corp.'s 1996 Annual Report on Form 10-K.

          10.2* Credit Agreement dated March 12, 1997 between The First National Bank of Boston and the Registrant. Filed as Exhibit
                 10.37 to Specialty Catalog Corp.'s 1996 Annual Report on Form 10-K.

          10.3* Amendment No. 2 to Printing Agreement, dated January 1, 1995 between Quebecor Printing (USA) Corp. and the Registrant, as amended, dated December 31, 1996. Filed as Exhibit 10.38 to Specialty Catalog Corp.'s 1996 Annual Report on Form 10-K.

          11.1 Computation of weighted average shares used in computing earnings per share amounts. Filed herewith.

          27 Financial Data Schedule (for EDGAR filing purposes only). Filed herewith.

          * Indicates exhibit previously filed with the Securities and Exchange Commission on the Registrant's 1996 Annual Report on Form 10-K and is hereby incorporated by reference.