Form 10-Q
period 1997-06-28
SPECIALTY CATALOG CORP
filed 1997-08-07
CIK 1020897

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.   20549

                          ---------------------------

                                   FORM 10-Q

(Mark One)

 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
---  Act of 1934
FOR THE PERIOD ENDED JUNE 28, 1997

                                      OR

____ Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

                       COMMISSION FILE NUMBER:   0-21499

                            SPECIALTY CATALOG CORP.
            (Exact name of registrant as specified in its charter)


          DELAWARE                                       04-3253301
(State or Other Jurisdiction of                       (I.R.S. Employer
Incorporation or Organization)                        Identification No.)



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

     As of August 1, 1997, there were 4,967,001 shares of the Registrant's Common Stock outstanding.

================================================================================

                            SPECIALTY CATALOG CORP.


                                     INDEX



                         PART I.  FINANCIAL STATEMENTS

                                                                     Page No.
ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS
          OF JUNE 28, 1997 AND DECEMBER 28, 1996, AND FOR
          THE THREE MONTHS ENDED JUNE 28, 1997 AND JUNE
          29, 1996 AND FOR THE SIX MONTHS ENDED JUNE 28,
          1997 AND JUNE 29, 1996

          Condensed Consolidated Statements of Operations               3

          Condensed Consolidated Balance Sheets                         4

          Condensed Consolidated Statements of Cash Flows               5

          Notes to Condensed Consolidated Financial Statements          6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                           9


                          PART II.  OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           14

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                              14

          SIGNATURES                                                    16

PART I.        FINANCIAL STATEMENTS
ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            SPECIALTY CATALOG CORP.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                THREE MONTHS ENDED              SIX MONTHS ENDED
                                           JUNE 28, 1997   JUNE 29, 1996  JUNE 28, 1997   JUNE 29, 1996
                                           --------------  -------------  --------------  -------------
Net sales                                    $11,273,442      $9,477,173    $22,246,695     $18,754,741
Cost of sales (including buying,
 occupancy and order fulfillment costs)        3,657,656       3,499,986      7,444,103       7,003,241
                                             -----------      ----------    -----------     -----------
Gross profit                                   7,615,786       5,977,187     14,802,592      11,751,500

Selling, general & administrative
 expenses                                      5,597,511       5,087,681     13,444,106      10,590,938
                                             -----------      ----------    -----------     -----------
Income from operations                         2,018,275         889,506      1,358,486       1,160,562
Interest expense, net                            174,201         469,779        440,973         909,216
                                             -----------      ----------    -----------     -----------
Income before income taxes and
 extraordinary items                           1,844,074         419,727        917,513         251,346

Income tax provision                             755,980         167,704        385,356         102,046
                                             -----------      ----------    -----------     -----------
Income before extraordinary items              1,088,094         252,023        532,157         149,300

Extraordinary items - losses on early
 extinguishment of debt (net of income
 tax benefit of $41,372 for the three
 months ended and $149,083 for the six
 months ended June 28, 1997)                      57,132             ---        218,699             ---
                                             -----------      ----------    -----------     -----------

Net income                                   $ 1,030,962      $  252,023    $   313,458     $   149,300
                                             -----------      ----------    -----------     -----------
Preferred stock dividends                            ---          73,094            ---         146,188
                                             -----------      ----------    -----------     -----------
Net income available to common
 stockholders                                $ 1,030,962      $  178,929    $   313,458     $     3,112
                                             ===========      ==========    ===========     ===========
Per common share:
  Income before extraordinary items          $      0.20           $0.05    $      0.10           $0.00
  Loss on extraordinary items                     ($0.01)            ---         ($0.04)            ---
                                             -----------      ----------    -----------     -----------
  Net income per share                       $      0.19           $0.05    $      0.06           $0.00
                                             ===========      ==========    ===========     ===========
  Weighted average shares outstanding          5,534,395       3,570,523      5,513,357       3,570,523
                                             ===========      ==========    ===========     ===========

            See notes to condensed consolidated financial statements

                            SPECIALTY CATALOG CORP.
                     CONDENSED CONSOLIDATED BALANCE SHEETs
                                  (unaudited)

                   ASSETS                     JUNE 28, 1997   DECEMBER 28, 1996
                                              --------------  ------------------
Current assets:
    Cash and cash equivalents                   $   324,755        $  1,392,344
    Accounts receivable, net                      1,022,204             820,076
    Inventories                                   4,877,492           4,986,293
    Prepaid expenses                              2,387,020           3,877,533
                                                -----------        ------------
        Total current assets                      8,611,471          11,076,246
                                                -----------        ------------
Property and equipment, net                         975,502             815,725
                                                -----------        ------------
Deferred income taxes                             5,964,094           6,170,102
                                                -----------        ------------
Other assets                                        299,953             343,123
                                                -----------        ------------
Total Assets                                    $15,851,020        $ 18,405,196
                                                ===========        ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued expenses         1,806,462           2,653,534
    Line of credit                                2,423,834                 ---
    Liabilities to customers                        857,405             691,377
    Income taxes                                        ---             107,019
    Current portion of long-term debt               750,000           2,005,714
                                                -----------        ------------
        Total current liabilities                 5,837,701           5,457,644
                                                -----------        ------------
Long-term debt                                    4,250,000           3,394,286
Subordinated debt-related parties                       ---           4,752,325
Commitments and contingencies
Stockholders' Equity:
    Common stock                                     49,670              47,017
    Additional paid-in capital                   15,696,393          15,199,050
    Deferred compensation                           (74,613)            (83,363)
    Note receivable - stockholder                       ---            (140,174)
    Accumulated deficit                          (9,908,131)        (10,221,589)
                                                -----------        ------------
        Total Stockholders' Equity                5,763,319           4,800,941
                                                -----------        ------------
Total Liabilities and Stockholders' Equity      $15,851,020        $ 18,405,196
                                                ===========        ============

            See notes to condensed consolidated financial statements

                            SPECIALTY CATALOG CORP.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (unaudited)

                                                                     SIX MONTHS ENDED
                                                               JUNE 28, 1997    JUNE 29, 1996
                                                               --------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                       $   313,458      $   149,300
Adjustments to reconcile net income to net cash provided by
 (used in) operating activities:
    Provision for bad debt                                            15,446              ---
    Depreciation and amortization                                    140,716          141,536
    Deferred income taxes                                            206,008              ---
    Interest paid through issuance of debt                               ---          237,216
    Amortization of deferred compensation                              8,750              ---
    Extraordinary loss due to early extinguishment of debt            98,504              ---
    Changes in operating assets and liabilities:
        Accounts receivable                                         (217,574)         229,460
        Inventories                                                  108,801          983,183
        Prepaid expenses                                           1,490,512         (124,073)
        Other assets                                                  52,198           53,122
        Accounts payable and accrued expenses                       (842,072)        (129,450)
        Liabilities to customers                                     166,028         (125,102)
        Income taxes                                                (107,019)         150,985
        Other long-term liabilities                                      ---           23,415
                                                                 -----------      -----------
Net cash provided by operating activities                          1,433,756        1,589,592
                                                                 -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                             (300,496)        (138,780)
                                                                 -----------      -----------
Net cash used in investing activities                               (300,496)        (138,780)
                                                                 -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Advances on line of credit                                     2,423,834          400,000
    Issuance of long term debt                                     5,000,000              ---
    Repayment of subordinated debt                                (4,224,683)             ---
    Repayment of BNP debt                                         (5,400,000)      (1,100,000)
                                                                 -----------      -----------
Net cash used in financing activities                             (2,200,849)        (700,000)
                                                                 -----------      -----------
Increase (decrease) in cash and cash equivalents                  (1,067,589)         750,812
Cash and cash equivalents, beginning of year                       1,392,344          113,364
                                                                 -----------      -----------
Cash and cash equivalents, end of period                         $   324,755      $   864,176
                                                                 ===========      ===========

SUMMARY OF NONCASH TRANSACTIONS:

    In March 1997, $131,146 of note receivable from a stockholder was offset against the portion of the subordinated notes owed to that stockholder.

    In April 1997, $495,000 of junior subordinated debt and $5,000 of accrued interest was converted into $2,653 of common stock and $497,343 of additional paid-in capital as a result of a cashless exercise of warrants.

            See notes to condensed consolidated financial statements

                            SPECIALTY CATALOG CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1.   Basis of Presentation

     These unaudited condensed consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K of Specialty Catalog Corp. (the "Company") for the fiscal year ended December 28, 1996, and the consolidated financial statements and footnotes included therein. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. The results of operations for the three and six months ended June 28, 1997 are not necessarily indicative of the results for the entire fiscal year ending January 3, 1998.

     The financial statements for the three and six months ended June 28, 1997 and June 29, 1996 are unaudited but include, in the Company's opinion, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results for the periods presented.


2.   Accounting Policies

     The accounting policies underlying the financial statements are those set forth in Note 1 of the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 28, 1996.

     In March 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share" ("SFAS No. 128"), which is effective for financial statements issued for periods ending after December 15, 1997. This statement requires the disclosure of basic and diluted per share computations. As required, the Company will adopt SFAS No. 128 in the fourth quarter of 1997. This statement, if applied, would show the basic and diluted earnings per share for the three and six months ended June 28, 1997 and June 29, 1996 of:

                                                     THREE MONTHS ENDED     SIX MONTHS ENDED

                                                     JUNE 28,   JUNE 29,   JUNE 28,   JUNE 29,
                                                     -------    -------    --------   -------
                                                       1997       1996       1997       1996
                                                       ----       ----       ----       ----
          BASIC EPS
Income from operations before extraordinary items     $  0.22      $0.06   $  0.11      $0.00
Extraordinary items                                    ($0.01)     $0.00    ($0.04)     $0.00
                                                      -------      -----   -------      -----
Net income                                            $  0.21      $0.06   $  0.07      $0.00
                                                      =======      =====   =======      =====

                            SPECIALTY CATALOG CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

                                                      THREE MONTHS ENDED    SIX MONTHS ENDED

                                                     JUNE 28,    JUNE 29,   JUNE 28,  JUNE 29,
                                                     -------     -------    -------   -------
                                                       1997        1996       1997      1996
                                                       ----        ----       ----      ----
          DILUTED EPS
Income from operations before extraordinary items     $  0.20      $0.05    $  0.10   $0.00
Extraordinary items                                    ($0.01)     $0.00     ($0.04)  $0.00
                                                      -------      -----    -------   -----
Net income                                            $  0.19      $0.05    $  0.06   $0.00
                                                      =======      =====    =======   =====

3.   Long-Term Debt

     On March 12, 1997, the Company entered into a new $11 million credit facility with BankBoston, N.A. (the "BKB Agreement") for the purpose of refinancing its existing senior and subordinated debt and to provide for capital expenditures and working capital needs of the Company. The new BKB Agreement provides a $5 million term loan (the "Term Loan") and a $6 million revolving line of credit (the "Line of Credit"). The Term Loan and the Line of Credit bear interest rates based on either a base rate, as defined in the BKB agreement, or under a LIBOR contract rate. As of June 28, 1997, the Term Loan was under LIBOR contract rates which ranged from 8.28% to 8.38%. A portion of the Line of Credit was under a LIBOR contract rate of 8.28% with the remaining portion of the Line of Credit at the base rate of 9.50%. The Term Loan has a four year repayment schedule with $750,000 due in 1997, $1.25 million due in each of the next three years and $500,000 due in 2001. The amount available under the Line of Credit as of June 28, 1997 was approximately $3,576,000.

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

     Also in March 1997, the Company repaid $1,896,913 of principal and accrued interest on the senior subordinated debt, with $1,765,767 repaid from proceeds from the Line of Credit and

                            SPECIALTY CATALOG CORP.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

$131,146 repaid by offsetting a note receivable from a stockholder.

     In April 1997, the Company repaid its remaining senior subordinated debt in the amount of $2,901,496 of principal and accrued interest. The repayment was made with proceeds from the Line of Credit.

     Also in April 1997, the Company repaid $495,000 of junior subordinated notes. In connection with the original issuance of these notes, the Company issued warrants for $5,000 to purchase 265,335 shares of common stock for an aggregate exercise price of $500,000. The holders of these warrants elected a cashless exercise of these warrants, pursuant to which the Company issued 265,335 shares of common stock as settlement of the junior subordinated notes and $5,000 of accrued interest. In conjunction with this transaction, the Company recorded a pre-tax charge for the early extinguishment of debt of $98,504 in April 1997.


4.   Sale of Assets

     On June 27, 1997, the Company's subsidiary, SC Publishing, sold its business of continuing education for real estate professionals. The sales price of $212,250 included a license to use the trade name Western Schools for real estate courses, all related inventory for existing courses, and title and rights to its real estate courses, both existing and under development. The Company recognized a pre-tax gain, included in selling, general, and administrative expenses, on the sale of these assets of $121,980. The Company will also receive an annual royalty fee equal to the greater of $25,000 or 5% of the revenue received by the buyer from sales of courses sold under the Company's trade name for a three year period. SC Publishing, however, is retaining its continuing education business for nurses and Certified Public Accountants.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     In addition to the historical information contained herein, this quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of
Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, but not limited to, the Company's expected future revenues, operations and expenditures, estimates of the potential markets for the Company's products, assessments of competitors and potential competitors, and projected timetables for the market introduction of the Company's products. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, but not limited to, the following risks and uncertainties: (i) the Company's indebtedness and future capital requirements, (ii) increasing postal rates, paper prices and media costs, (iii) limited sources of fiber used to make the Company's products,
(iv) the limited number of suppliers of the Company's products, (v) the Company's dependence upon foreign suppliers, (vi) the potential development of a cure for hair loss and cancer treatment improvements, (vii) the effectiveness of the Company's catalogs and advertising programs and (viii) the Company's competition. Additional information concerning certain risks and uncertainties that could cause actual results to differ materially from those projected or suggested in the forward-looking statements is contained in the Company's filings with the Commission, including those risks and uncertainties discussed under the caption "Risk Factors" in the Company's 10-K, dated March 27, 1997. The forward-looking statements contained herein represent the Company's judgement as of the date of this Report on Form 10-Q, and the Company cautions readers not to place undue reliance on such statements.


THREE MONTHS ENDED JUNE 28, 1997 COMPARED TO THREE MONTHS ENDED JUNE 29, 1996

     Net sales increased $1.8 million, or 19.0%, from $9.5 million for the three months ended June 29, 1996 to $11.3 million for the three months ended June 28, 1997. This increase was due to increased sales to new customers in the second quarter of 1997 as the Company began to realize the benefit of its first and second quarter advertising programs, expanded promotional pricing on certain products, and the continued introduction of new products such as the Style Enhancer.

     Gross margin increased from 63.1% for the three months ended June 29, 1996 to 67.6% for the three months ended June 28, 1997. This increase resulted from
(i) the continued expansion of the Company's direct import program, which resulted in a larger percentage of product being purchased at lower prices directly from overseas factories; and (ii) a reduction in the cost of shipping customer packages weighing less than one pound, which reduced total shipping costs.

     Selling, general and administrative expenses increased approximately $510,000, or 10.0%, from $5.1 million for the three months ended June 29, 1996 to $5.6 million for the three months ended June 28, 1997. This increase was primarily due to an increase in advertising expenditures incurred in the second quarter of 1997 compared to the second quarter of 1996. Advertising expenses increased approximately $370,000, due to the Company's ability to return advertising spending to historical levels as a result of improved liquidity compared to last year. The remainder of the increase was due to increases in marketing expenses as the Company tested additional programs, and expenses relating to being a public company which were not incurred in the prior year. These increases were offset by a decrease in catalog costs due to a reduction in paper costs, book sizes and the number of catalogs mailed.

     On June 27, 1997, the Company's subsidiary, SC Publishing, sold its business of continuing education for real estate professionals. The sales price of $212,250 included a license to use the trade name Western Schools for real estate courses, all related inventory for existing courses, and title and rights to its real estate courses, both existing and under development. The Company recognized a pre-tax gain, included in selling, general, and administrative expenses, on the sale of these assets of $121,980. The Company will also receive an annual royalty fee equal to the greater of $25,000 or 5% of the revenue received by the buyer from sales of courses sold under the Company's trade name for a three year period. SC Publishing, however, is retaining its continuing education business for nurses and Certified Public Accountants.

     Net interest expense decreased approximately $296,000, or 62.9%, from approximately $470,000 for the three months ended June 29, 1996 to approximately $174,000 for the three months ended June 28, 1997, reflecting lower principal amounts outstanding on the Company's bank loans during the second quarter of 1997 compared to the second quarter of 1996, the repayment of the Company's remaining senior subordinated debt in April 1997 and lower interest rates.


SIX MONTHS ENDED JUNE 28, 1997 COMPARED TO SIX MONTHS ENDED JUNE 29, 1996

     Net sales increased $3.5 million, or 18.6%, from $18.8 million for the six months ended June 29, 1996 to $22.2 million for the six months ended June 28, 1997. This increase was due to an increase in the number of catalogs mailed, increased sales from new customers in the first six months of 1997 as the Company began to realize the benefit of its first and second quarter advertising programs, expanded promotional pricing on certain products, and the introduction of new products such as the Style Enhancer.

     Gross margin increased from 62.7% for the six months ended June 29, 1996 to 66.5% for the six months ended June 28, 1997. This increase resulted from (i) the continued expansion of the Company's direct import program, which resulted in a larger percentage of product being purchased at lower prices directly from overseas factories; and (ii) a reduction in the cost of shipping customer packages weighing less than one pound, which reduced total shipping costs. The reduction in the cost of shipping resulted from a program that began in July 1996. The expected future growth rate of the gross margin percentage, when compared to past periods, will be lower because the benefit of the shipping program has been realized in these past periods.

     Selling, general and administrative expenses increased $2.9 million, or 26.9%, from $10.6 million for the six months ended June 29, 1996 to $13.4 million for the six months ended June 28, 1997. This increase is primarily due to an increase in advertising expenditures in the first six months. Advertising expenses increased $2.1 million, due to the Company's ability to return advertising spending to historical levels as a result of improved liquidity compared to last year. The remainder of the increase was due to increases in marketing expenses as the Company tested additional programs, and expenses relating to being a public company which were not incurred in the prior year.

     On June 27, 1997, the Company's subsidiary, SC Publishing, sold its business of continuing education for real estate professionals. The sales price of $212,250 included a license to use the trade name Western Schools for real estate courses, all related inventory for existing courses, and title and rights to its real estate courses, both existing and under development. The Company recognized a pre-tax gain, included in selling, general, and administrative expenses, on the sale of these assets of $121,980. The Company will also receive an annual royalty fee equal to the greater of $25,000 or 5% of the revenue received by the buyer from sales of courses sold under the Company's trade name for a three year period. SC Publishing, however, is retaining its continuing education business for nurses and Certified Public Accountants.

     Net interest expense decreased approximately $468,000, or 51.5%, from approximately $909,000 for the six months ended June 29, 1996 to approximately $441,000 for the six months ended June 28, 1997, reflecting lower principal amounts outstanding on the Company's bank loans during the first six months of 1997 compared to the first six months of 1996, the repayment of the Company's senior subordinated debt in March and April 1997, and lower interest rates.


LIQUIDITY AND CAPITAL RESOURCES

     On March 12, 1997, the Company entered into a new $11 million credit facility with BankBoston, N.A. (the "BKB Agreement") for the purpose of refinancing its existing senior and subordinated debt and to provide for capital expenditures and working capital needs of the Company. The new BKB Agreement provides a $5 million term loan (the "Term Loan") and a $6 million revolving line of credit (the "Line of Credit"). The Term Loan and the Line of Credit bear interest rates based on either a base rate, as defined in the BKB agreement, or under a LIBOR contract rate. As of June 28, 1997, the Term Loan was under LIBOR contract rates which ranged from 8.28% to 8.38%. A portion of the Line of Credit was under a LIBOR contract rate of 8.28% with the remaining portion of the Line of Credit at the base rate of 9.50%. The Term Loan has a four year repayment schedule with $750,000 due in 1997, $1.25 million due in each of the next three years and $500,000 due in 2001. The Company believes this amortization schedule is more favorable than under the BNP agreement, with $1.25 million less payment required in 1997 and $1.1 million less in 1998. The Company plans on using future cash receipts to pay down the Line of Credit on a regular basis. The Line of Credit will be used to fund all of the Company's disbursements, up to the $6 million limit, subject to certain covenant restrictions. The amount available under the Line of

Credit as of June 28, 1997 was approximately $3,576,000.

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

     Also in March 1997, the Company repaid $1,896,913 of principal and accrued interest on the senior subordinated debt, with $1,765,767 repaid from proceeds from the Line of Credit and $131,146 repaid by offsetting a note receivable from a stockholder.

     In April 1997, the Company repaid the remaining senior subordinated debt in the amount of $2,901,496 of principal and accrued interest. The repayment was made with proceeds from the Line of Credit.

     Also in April 1997, the Company repaid $495,000 of junior subordinated notes. In connection with the original issuance of these notes, the Company issued warrants for $5,000 to purchase 265,335 shares of common stock for an aggregate exercise price of $500,000. The holders of these warrants elected a cashless exercise of these warrants, pursuant to which the Company issued 265,335 shares of common stock as settlement of the junior subordinated notes and $5,000 of accrued interest. In conjunction with this transaction, the Company recorded a pre-tax charge for the early extinguishment of debt of $98,504 in April 1997.

     The Company's cash flow from operations and available credit facilities are considered adequate to fund planned business operations and both the short-term and long-term capital needs of the Company. However, certain events, such as significant acquisitions, could require additional external financing. Additionally, the Company plans to incur approximately $400,000 in connection with certain capital leases to be entered into during the second half of fiscal 1997 for new computer equipment.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In March 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share" ("SFAS No. 128") which is effective for financial statements issued for periods ending after December 15, 1997. This statement requires the disclosure of basic and diluted earnings per share computations. As required, the Company will adopt SFAS No. 128 in the fourth quarter of 1997. This statement, if applied, would show the basic and diluted earnings per share for the three and six months ended June 28, 1997 and June 29, 1996 of:

                                                      THREE MONTHS ENDED     SIX MONTHS ENDED

                                                     JUNE 28,    JUNE 29,   JUNE 28,  JUNE 29,
                                                     -------     -------    -------   -------
                                                       1997        1996       1997      1996
                                                       ----        ----       ----      ----
     BASIC EPS
Income from operations before extraordinary items     $  0.22      $0.06   $  0.11      $0.00
Extraordinary items                                    ($0.01)     $0.00    ($0.04)     $0.00
                                                      -------      -----   -------      -----
Net income                                            $  0.21      $0.06   $  0.07      $0.00
                                                      =======      =====   =======      =====

                                                     THREE MONTHS ENDED    SIX MONTHS ENDED

                                                     JUNE 28,   JUNE 29,    JUNE 28,  JUNE 29,
                                                       1997       1996        1997     1996
                                                       ----       ----        ----     ----

          DILUTED EPS

Income from operations before extraordinary items     $  0.20      $0.05   $  0.10      $0.00
Extraordinary items                                    ($0.01)     $0.00    ($0.04)     $0.00
                                                      -------      -----   -------      -----
Net income                                            $  0.19      $0.05   $  0.06      $0.00
                                                      =======      =====   =======      =====

                          PART II.  OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its annual meeting of stockholders on Tuesday, May 13, 1997. The following represents the results of the voting on proposals submitted to a vote of stockholders at such meeting:

     a. Proposal to elect directors: Steven L. Bock by a vote of 4,323,753 in favor and 500 withheld, Alan S. Cooper by a vote of 4,323,753 in favor and 500 withheld, Martin E. Franklin by a vote of 4,323,753 in favor and 500 withheld, Samuel L. Katz by a vote of 4,323,753 in favor and 500 withheld, Guy Naggar by a vote of 4,323,753 in favor and 500 withheld, and Andrea Pomerantz Lustig by a vote of 4,323,753 in favor and 500 withheld, were re-elected as directors of the Company for a term of office expiring on the date of the next annual meeting of shareholders, or special meeting in lieu thereof, and until their respective successors are duly elected and qualified.

     b. Proposal to approve the selection of Deloitte & Touche L.L.P. as the independent auditors of the Company for the fiscal year ending January 3, 1998.

          Number of             Number of             Number of
          Votes For           Votes Against         Votes Abstaining
          ---------           -------------         ----------------
          4,320,253               2,000                    2,000


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


     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed by the Company during the three and six months ended June 28, 1997.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              SPECIALTY CATALOG CORP.


Dated: August 7, 1997         /s/ Steven L. Bock
                              --------------------------------------------
                              Steven L. Bock
                              Chairman and Chief Executive Officer


Dated: August 7, 1997         /s/ J. William Heise
                              --------------------------------------------
                              J. William Heise
                              Senior Vice President, Chief Financial Officer
                              (Principal Accounting and Financial Officer)