Form 10-Q
period 1997-09-27
SPECIALTY CATALOG CORP
filed 1997-11-06
CIK 1020897

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.   20549

                          ---------------------------

                                   FORM 10-Q

(Mark One)

[X]  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
---
     Act of 1934
FOR THE PERIOD ENDED SEPTEMBER 27, 1997

                                      OR

     [_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

          Yes [X]              No [_]
               -

     As of November 1, 1997, there were 5,022,001 shares of the Registrant's Common Stock outstanding.

================================================================================

                            SPECIALTY CATALOG CORP.



                                     INDEX



                         PART I.  FINANCIAL STATEMENTS

                                                                                      Page No.
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS
         OF SEPTEMBER 27, 1997 AND DECEMBER 28, 1996, AND FOR
         THE THREE MONTHS ENDED SEPTEMBER 27, 1997 AND
         SEPTEMBER 28, 1996 AND FOR THE NINE MONTHS ENDED
         SEPTEMBER 27, 1997 AND SEPTEMBER 28, 1996

         Condensed Consolidated Statements of Operations                                3

         Condensed Consolidated Balance Sheets                                          4

         Condensed Consolidated Statements of Cash Flows                                5

         Notes to Condensed Consolidated Financial Statements                           6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                                           11



                          PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                           17

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                              17

         SIGNATURES                                                                    19

PART I.  FINANCIAL STATEMENTS

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            SPECIALTY CATALOG CORP.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                                Three months ended                    Nine months ended

                                                         September 27,    September 28,        September 27,      September 28,
                                                         -------------    -------------        -------------      -------------
                                                              1997             1996                 1997               1996
                                                         -------------    -------------        -------------      -------------
Net sales                                                 $9,285,242        $8,209,754          $31,531,937         $26,964,495

Cost of sales (including buying, occupancy and
 order fulfillment costs)                                  3,256,985         2,693,230           10,701,088           9,696,471
                                                          ----------        ----------          -----------         -----------

Gross profit                                               6,028,257         5,516,524           20,830,849          17,268,024

Selling, general & administrative expenses                 4,418,988         4,515,264           17,863,094          15,106,201
                                                          ----------        ----------          -----------         -----------

Income from operations                                     1,609,269         1,001,260            2,967,755           2,161,823

Interest expense, net                                        157,267           431,964              598,240           1,341,180
                                                          ----------        ----------          -----------         -----------

Income before income taxes and
 extraordinary items                                       1,452,002           569,296            2,369,515             820,643

Income tax provision                                         609,840           225,448              995,196             327,494
                                                          ----------        ----------          -----------         -----------
Income before extraordinary items                            842,162           343,848            1,374,319             493,149

Extraordinary items - losses on early extinguishment of
 debt (net of income tax benefit of $149,083 for the
 nine months ended September 27, 1997)                           ---               ---              218,699                 ---
                                                          ----------        ----------          -----------         -----------

Net income                                                $  842,162        $  343,848          $ 1,155,620         $   493,149
                                                          ==========        ==========          ===========         ===========

Per common share:

  Income before extraordinary items                            $0.15             $0.10          $      0.25         $      0.14

  Loss on extraordinary items                                    ---               ---          $      0.04                 ---
                                                          ----------        ----------          -----------         -----------

  Net income per share                                         $0.15             $0.10          $      0.21         $      0.14
                                                          ==========        ==========          ===========         ===========

  Weighted average shares outstanding                      5,543,028         3,570,523            5,523,587           3,570,523
                                                          ==========        ==========          ===========         ===========

See notes to condensed consolidated financial statements

                            SPECIALTY CATALOG CORP.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (unaudited)


          ASSETS                                                        September 27, 1997                December 28, 1996
                                                                        ------------------                -----------------
Current assets:

    Cash and cash equivalents                                               $     3,725                      $  1,392,344

    Accounts receivable, net                                                  1,153,744                           820,076

    Inventories                                                               5,456,495                         4,986,293

    Prepaid expenses                                                          2,613,256                         3,877,533
                                                                            -----------                       -----------

        Total current assets                                                  9,227,220                        11,076,246
                                                                            -----------                       -----------

Property and equipment, net                                                   1,200,298                           815,725
                                                                            -----------                       -----------

Deferred income taxes                                                         5,698,570                         6,170,102
                                                                            -----------                       -----------

Other assets                                                                    300,367                           343,123
                                                                            -----------                       -----------

Total Assets                                                                $16,426,455                       $18,405,196
                                                                            ===========                       ===========

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

    Accounts payable and accrued expenses                                     1,794,532                         2,653,534

    Line of credit                                                            2,027,760                               ---

    Liabilities to customers                                                    882,667                           691,377

    Income taxes                                                                111,640                           107,019

    Current portion of long-term debt                                           500,000                         2,005,714
                                                                            -----------                       -----------

        Total current liabilities                                             5,316,599                         5,457,644
                                                                            -----------                       -----------

Long-term debt                                                                4,500,000                         3,394,286

Subordinated debt-related parties                                                   ---                         4,752,325

Commitments and contingencies

Stockholders' Equity:

    Common stock                                                                 49,670                            47,017

    Additional paid-in capital                                               15,696,393                        15,199,050

    Deferred compensation                                                       (70,238)                          (83,363)

    Note receivable - stockholder                                                   ---                          (140,174)

    Accumulated deficit                                                      (9,065,969)                      (10,221,589)
                                                                            -----------                       -----------

        Total Stockholders' Equity                                            6,609,856                         4,800,941
                                                                            -----------                       -----------

Total Liabilities and Stockholders' Equity                                  $16,426,455                       $18,405,196
                                                                            ===========                       ===========

                                     See notes to condensed consolidated financial statements

                            SPECIALTY CATALOG CORP.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                                            NINE MONTHS ENDED

                                                                            SEPTEMBER 27, 1997             SEPTEMBER 28, 1996
                                                                            ------------------             ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                                  $ 1,155,620                        $   493,149

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

    Provision for bad debt                                                       22,217                                ---

    Depreciation and amortization                                               218,056                            209,329

    Deferred income taxes                                                       471,532                            336,504

    Interest paid through issuance of debt                                          ---                            237,216

    Amortization of deferred compensation                                        13,125                               ---

    Extraordinary loss due to early extinguishment of debt                       98,504                               ---

    Changes in operating assets and liabilities:

        Accounts receivable                                                    (355,885)                          241,325

        Inventories                                                            (470,202)                          832,582

        Prepaid expenses                                                      1,264,277                          (203,711)

        Other assets                                                             51,784                            85,592

        Accounts payable and accrued expenses                                  (854,002)                         (470,758)

        Liabilities to customers                                                191,290                          (164,954)

        Income taxes                                                              4,621                            32,751
                                                                            -----------                       -----------

Net cash provided by operating activities                                     1,810,937                         1,629,025
                                                                            -----------                       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Purchases of property and equipment                                        (602,633)                         (147,625)

    Other                                                                           ---                             3,643
                                                                            -----------                       -----------

Net cash used in investing activities                                          (602,633)                         (143,982)
                                                                            -----------                       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Advances on line of credit                                                2,027,760                           400,000

    Issuance of long term debt                                                5,000,000                               ---

    Repayment of subordinated debt                                           (4,224,683)                              ---

    Issuance of junior subordinated debt                                            ---                           500,000

    Repayment of BNP debt                                                    (5,400,000)                       (1,100,000)
                                                                            -----------                       -----------

Net cash used in financing activities                                        (2,596,923)                         (200,000)
                                                                            -----------                       -----------

Increase (decrease) in cash and cash equivalents                             (1,388,619)                        1,285,043

Cash and cash equivalents, beginning of period                                1,392,344                           113,364
                                                                            -----------                       -----------

Cash and cash equivalents, end of period                                    $     3,725                       $ 1,398,407
                                                                            ===========                       ===========

SUMMARY OF NONCASH TRANSACTIONS:
   In March 1997, $131,146 of note receivable from a stockholder was offset against the portion of the subordinated notes owed to that stockholder.

   In April 1997, $495,000 of junior subordinated debt and $5,000 of accrued interest was converted into $2,653 of common stock and $497,347 of additional paid-in capital as a result of a cashless exercise of warrants.

           See notes to condensed consolidated financial statements

                            SPECIALTY CATALOG CORP.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1.   Basis of Presentation

     These unaudited condensed consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K of Specialty Catalog Corp. (the "Company") for the fiscal year ended December 28, 1996, and the consolidated financial statements and footnotes included therein. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. The results of operations for the three months and nine months ended September 27, 1997 are not necessarily indicative of the results for the entire fiscal year ending January 3, 1998.

     The financial statements for the three months and nine months ended September 27, 1997 and September 28, 1996 are unaudited but include, in the Company's opinion, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results for the periods presented. Certain reclassifications have been made in the prior periods' condensed consolidated financial statements to conform with the current periods' presentation.

2.   Accounting Policies

     The accounting policies underlying the financial statements are those set forth in Note 1 of the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 28, 1996.

     In March 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share" ("SFAS No. 128"), which is effective for financial statements issued for periods ending after December 15, 1997. This statement requires the disclosure of basic and diluted per share computations. As required, the Company will adopt SFAS No. 128 in the fourth quarter of 1997. This statement, if applied, would show the basic and diluted earnings per share for the three months and nine months ended September 27, 1997 and September 28, 1996 of:

                                                        Three months ended                 Nine months ended
                                                        September      September          September   September
                                                        27, 1997       28, 1996           27, 1997    28, 1996
                                                        ---------      ---------          ---------   ---------
                   BASIC EPS

Income before extraordinary items                          $0.17          $0.12              $0.28       $0.17

Loss on extraordinary items                                  ---            ---              $0.04         ---
                                                        ---------      ---------          ---------   ---------

Net income per share                                       $0.17          $0.12              $0.24       $0.17
                                                        =========      =========          =========   =========

                            SPECIALTY CATALOG CORP.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

                                                           Three months ended               Nine months ended
                                                        September      September          September   September
                                                        27, 1997       28, 1996           27, 1997    28, 1996
                                                        ---------      ---------          ---------   ---------
                DILUTED EPS

Income before extraordinary items                           $0.15          $0.10              $0.25      $0.14

Loss on extraordinary items                                   ---            ---              $0.04        ---
                                                        ---------      ---------          ---------   ---------

Net income per share                                        $0.15          $0.10              $0.21      $0.14
                                                        =========      =========          =========   =========

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," which will become effective for the Company for periods ending after December 15, 1997. SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general purpose financial statements. SFAS No. 130 requires that a company (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of the balance sheet. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company has not yet determined the effects, if any, that SFAS No. 130 will have on its financial statements.

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which will become effective for the Company for periods ending after December 15, 1997. SFAS No. 131 establishes standards for the way public companies report selected information about operating segments in annual financial statements and requires those companies to report selected information about segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting Segments of a Business Enterprise," but retains the requirement to report information
about major customers.   The Company has not yet determined the effects, if any,
that SFAS No. 131 will have on its financial statements.


3.   Long-Term Debt

     On March 12, 1997, the Company entered into an $11 million credit facility with BankBoston, N.A. (the "BKB Agreement") for the purpose of refinancing its existing senior and subordinated debt and to provide for capital expenditures and working capital needs of the Company. The BKB Agreement provided for a $5 million term loan (the "Term Loan") and a $6 million

                            SPECIALTY CATALOG CORP.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

revolving line of credit (the "Line of Credit"). The Term Loan and the Line of Credit bear interest rates based on either a base rate, as defined in the BKB agreement, or under a LIBOR contract rate. As of September 27, 1997, the Term Loan was under a LIBOR contract rate of 7.63%. As of September 27, 1997, a portion of the Line of Credit was under a LIBOR contract rate of 7.47% and the remainder of the Line of Credit was at the base rate of 8.75%. The amount available under the Line of Credit as of September 27, 1997 was $3,972,000.

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

     In April 1997, the Company repaid its remaining senior subordinated debt in the amount of $2,901,496 of principal and accrued interest. The repayment was made with proceeds from the Line of Credit. Also in April 1997, the Company repaid $495,000 of junior subordinated notes. In connection with the original issuance of these notes, the Company issued warrants for $5,000 to purchase 265,335 shares of common stock for an aggregate exercise price of $500,000. The holders of these warrants elected a cashless exercise of these warrants, pursuant to which the Company issued 265,335 shares of common stock as settlement of the junior subordinated notes and $5,000 of accrued interest. In conjunction with this transaction, the Company recorded a $57,132 extraordinary loss on the early extinguishment of debt (net of income tax benefit of $41,372) in April 1997.

     On October 3, 1997, the Company amended the existing BKB Agreement (the "Amended BKB Agreement") and entered into a new $4.0 million credit agreement with BankBoston, N.A., acting through its London Branch (the "BKB U.K. Agreement"), in connection with the Company's acquisition of the Daxbourne Group (see footnote 5). The Amended BKB Agreement extended the maturity date of borrowings from March 2001 to October 2001, with the Term Loan having a new four year repayment schedule with $250,000 due in 1997, $1.25 million due in each of the next three years and $1,000,000 due in 2001.

     The new BKB U.K. Agreement provides a $1.8 million term loan (the "U.K. Term Loan") and a $2.2 million revolving line of credit (the "U.K. Line of Credit"). The U.K. Term Loan and the U.K. Line of Credit bear interest rates based on either a Sterling base rate, as defined by the BKB U.K. Agreement, or under a LIBOR contract rate. The new BKB U.K. Agreement matures four years from the date of the closing of the Daxbourne acquisition, with the Term Loan having a four

                            SPECIALTY CATALOG CORP.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

year repayment schedule with $200,000 due in 1998, $450,000 due in 1999, $500,000 due in 2000, and $650,000 due in 2001.

     The Amended BKB Agreement and the BKB U.K. Agreement (collectively the "Consolidated Credit Facility") are cross collateralized by a first perfected security interest in all tangible and intangible assets of the Company. The Consolidated Credit Facility is subject to certain consolidated covenants, including but not limited to leverage and debt service coverage ratios, minimum earnings requirements, and a restriction on the payment of cash dividends on the Company's common stock.


4.   Sale of Assets

     On June 27, 1997, the Company's subsidiary, SC Publishing, sold its business of continuing education for real estate professionals. The sales price of $212,250 included a license to use the trade name Western Schools for real estate courses, all related inventory for existing courses, and title and rights to its real estate courses, both existing and under development. The Company recognized a pre-tax gain, included in selling, general, and administrative expenses, on the sale of these assets of $121,980. The Company will also receive an annual royalty fee equal to the greater of (i) $25,000 and (ii) 5% of the revenue received by the buyer from sales of courses sold under the Company's trade name for a three year period. SC Publishing is retaining its continuing education business for nurses and Certified Public Accountants.


5.   Subsequent Events

     On October 3, 1997, Specialty Catalog Corp. acquired substantially all of the assets of Daxbourne Limited and its wholly owned subsidiaries, which consisted of Postinstant Limited and MC Hairways Limited (collectively, the "Sellers" or "The Daxbourne Group").

     The Daxbourne Group is a leading retailer of women's wigs, hairpieces and related products in the United Kingdom. The Daxbourne Group distributes wigs and hairpieces under its Jacqueline Collection, Pretty Woman and Natural Image brands, and has established a strong presence in the U.K. through catalog, retail and wholesale distribution channels. The Sellers had net sales of $4.9 million for its fiscal year ended April 30, 1997.

     As part of this transaction, the Company has acquired substantially all of the assets of the Daxbourne Group, including inventory, real property, physical plant and equipment, intangible assets

                            SPECIALTY CATALOG CORP.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

and other assets used in connection with the Sellers' business. As aggregate consideration for this acquisition, the Company paid $3,629,000 at the closing of the transaction (the "Closing"), agreed to assume certain trade liabilities of the Sellers totaling $261,000, and agreed to pay $484,000, without interest, to the Sellers on the one year anniversary of the closing. Such aggregate consideration is subject to possible increase or decrease upon the completion of the balance sheet of The Daxbourne Group as of September 29, 1997 to be provided within three months of the Closing to determine the actual working capital of The Daxbourne Group as of such date. The Company financed this acquisition through its new BKB U.K. Agreement with $1.8 million of proceeds from the U.K. Term Loan and $1.8 million of proceeds from the U.K. Line of Credit.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     In addition to the historical information contained herein, this quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of
Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, but not limited to, the Company's expected future revenues, operations and expenditures, estimates of the potential markets for the Company's products, assessments of competitors and potential competitors, and projected timetables for the market introduction of the Company's products. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, but not limited to, the following risks and uncertainties: (i) the Company's indebtedness and future capital requirements, (ii) increasing postal rates, paper prices and media costs, (iii) limited sources of fiber used to make the Company's products,
(iv) the limited number of suppliers of the Company's products, (v) the Company's dependence upon foreign suppliers, (vi) the potential development of a cure for hair loss and cancer treatment improvements, (vii) the effectiveness of the Company's catalogs and advertising programs, (viii) the Company's competition and (ix) the impact of acquisitions on the Company's prospects. Additional information concerning certain risks and uncertainties that could cause actual results to differ materially from those projected or suggested in the forward-looking statements is contained in the Company's filings with the Commission, including those risks and uncertainties discussed under the caption "Risk Factors" in the Company's 10-K, dated March 27, 1997. The forward-looking statements contained herein represent the Company's judgement as of the date of this Report on Form 10-Q, and the Company cautions readers not to place undue reliance on such statements.


THREE MONTHS ENDED SEPTEMBER 27, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 28, 1996

     Net sales increased $1.1 million, or 13.1%, from $8.2 million for the three months ended September 28, 1996 to $9.3 million for the three months ended September 27, 1997. This increase was due to higher customer response rates which increased 9.8% for the three months ended September 27, 1997 compared to three months ended September 28, 1996. The increased response rate was driven by expanded promotional pricing on the Company's products as well as the Company's continuing efforts to reduce and eliminate lower responding, unprofitable mailing segments. The increase in sales can also be attributed to the Company mailing 19.5% additional catalogs for the three months ended September 28, 1997 compared to the three months ended September 28, 1996, principally due to additional mailings in two of the Company's newer catalogs, Paula's Hatbox and Especially Yours.

     The gross margin percentage decreased from 67.2% for the three months ended September 28, 1996 to 64.9% for the three months ended September 27, 1997. The decrease related to expanded promotional pricing on many of the Company's products which resulted in an 8.8% decrease in the average order size for the three months ended September 27, 1997 compared to the three months ended September 28, 1996. Although gross margin percentage decreased, gross margin dollars increased $512,000, or 9.3%, from $5.5 million for the three months ended September 28, 1996 to $6.0 million for the three months ended September 27, 1997.

     Selling, general and administrative expenses decreased $100,000, or 2.1%, from $4.5 million for the three months ended September 28, 1996 to $4.4 million for the three months ended September 27, 1997. This decrease was primarily due to lower advertising expenditures in the third quarter of 1997 compared to the third quarter of 1996 as a result of the Company's strategy to place the majority of its advertisements during the first two quarters of 1997, rather than throughout the year as was the case in 1996. This decrease was offset by the increased costs of catalog production, paper purchases and postage related to the 19.5% additional catalog mailings for the three months ended September 27, 1997 compared to the three months ended September 28, 1996.

     Net interest expense decreased $275,000, or 63.6%, from $432,000 for the three months ended September 28, 1996 to $157,000 for the three months ended September 27, 1997, reflecting lower principal amounts outstanding on the Company's bank facility during the third quarter of 1997 compared to the third quarter of 1996 and lower interest rates.


NINE MONTHS ENDED SEPTEMBER 27, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 28, 1996

     Net sales increased $4.6 million, or 16.9%, from $27.0 million for the nine months ended September 28, 1996 to $31.6 million for the nine months ended
September 27, 1997.   This increase was due to higher customer response rates
which increased 20.9% for the nine months ended September 27, 1997 compared to the nine months ended September 28, 1996. The increased response rate was driven by expanded promotional pricing on the Company's products as well as the Company's continuing efforts to reduce and eliminate lower responding, unprofitable mailing segments. The increase in sales can also be attributed to the Company mailing 4.4% additional catalogs for the nine months ended September 28, 1997 compared to the nine months ended September 28, 1996, principally due to additional mailings of two of the Company's newer catalogs, Paula's Hatbox and Especially Yours.

     The gross margin percentage increased from 64.0% for the nine months ended September 28, 1996 to 66.1% for the nine months ended September 27, 1997. This increase resulted from (i) a larger percentage of the Company's product being purchased at lower prices from overseas factories for the nine months ended September 27, 1997 compared to the nine months ended September 28, 1996; and
(ii) a reduction in the cost of shipping customer packages weighing less than one pound, which reduced total shipping costs during the period. The overall increase in gross margin percentage was reduced by promotional pricing on many of the Company's products which resulted in a 4.6% decrease in the average order size for the nine months ended September 27, 1997 compared to the nine months ended September 28, 1996. The gross margin dollars increased $3.5 million, or 20.6%, from $17.3 million for the nine months ended September 28, 1996 to $20.8 million for the nine months ended September 27, 1997.

     Selling, general and administrative expenses increased $2.8 million, or 18.3%, from $15.1 million for the nine months ended September 28, 1996 to $17.9 million for the nine months ended September 27, 1997. This increase is primarily due to an increase in catalog production expenses and advertising expenditures for the nine months. Catalog production expenses increased $1.2 million for the nine months ended September 27, 1997 compared to the nine months ended September 28, 1996 due primarily to a 4.4% increase in the number of catalogs mailed for the corresponding period. Advertising expenses increased $540,000 for the nine months ended September 27, 1997 compared to the nine months ended September 28, 1996, due to an expanded advertising program for fiscal year 1997 compared to fiscal year 1996. Marketing expenses increased $336,000 in the nine months ended September 27, 1997 compared to the nine months ended September 28, 1996 as a result of additional marketing programs being tested by the Company.

     On June 27, 1997, the Company's subsidiary, SC Publishing, sold its business of continuing education for real estate professionals. The sales price of $212,250 included a license to use the trade name Western Schools for real estate courses, all related inventory for existing courses, and title and rights to its real estate courses, both existing and under development. The Company recognized a pre-tax gain, included in selling, general, and administrative expenses, on the sale of these assets of $121,980. The Company will also receive an annual royalty fee equal to the greater of (i) $25,000 and (ii) 5% of the revenue received by the buyer from sales of courses sold under the Company's trade name for a three year period. SC Publishing is retaining its continuing education business for nurses and Certified Public Accountants.

     Net interest expense decreased $743,000, or 55.4%, from $1.3 million for the nine months ended September 28, 1996 to approximately $598,000 for the nine months ended September 27, 1997, reflecting lower principal amounts outstanding on the Company's bank facility during the first nine months of 1997 compared to the first nine months of 1996, the repayment of the Company's senior subordinated debt in March and April 1997, and lower interest rates.


LIQUIDITY AND CAPITAL RESOURCES

     On March 12, 1997, the Company entered into an $11 million credit facility with BankBoston, N.A. (the "BKB Agreement") for the purpose of refinancing its existing senior and subordinated debt and to provide for capital expenditures and working capital needs of the Company. The BKB Agreement provided for a $5 million term loan (the "Term Loan") and a $6 million revolving line of credit (the "Line of Credit"). The Term Loan and the Line of Credit bear interest rates based on either a base rate, as defined in the BKB agreement, or under a LIBOR contract rate. As of September 27, 1997, the Term Loan was under a LIBOR contract rate of 7.63%. As of September 27, 1997, a portion of the Line of Credit was under a LIBOR contract rate of 7.47%, and the remainder was under the base rate of 8.75%. The amount available under the Line of Credit as of September 27, 1997 was $3,972,000.

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

     In April 1997, the Company repaid its remaining senior subordinated debt in the amount of $2,901,496 of principal and accrued interest. The repayment was made with proceeds from the Line of Credit. Also in April 1997, the Company repaid $495,000 of junior subordinated notes. In connection with the original issuance of these notes, the Company issued warrants for $5,000 to purchase 265,335 shares of common stock for an aggregate exercise price of $500,000. The holders of these warrants elected a cashless exercise of these warrants, pursuant to which the Company issued 265,335 shares of common stock as settlement of the junior subordinated notes and $5,000 of accrued interest. In conjunction with this transaction, the Company recorded a $57,132 extraordinary loss on the early extinguishment of debt (net of income tax benefit of $41,372) in April 1997.

     On October 3, 1997, the Company amended the existing BKB Agreement (the "Amended BKB Agreement") and entered into a new $4.0 million credit agreement with BankBoston, N.A., acting through its London Branch (the "BKB U.K. Agreement"), in connection with the Company's acquisition of the Daxbourne Group. The Amended BKB Agreement extended the maturity date of borrowings from March 2001 to October 2001, with the Term Loan having a new four year repayment schedule with $250,000 due in 1997, $1.25 million due in each of the next three years and $1,000,000 due in 2001.

     The new BKB U.K. Agreement provides a $1.8 million term loan (the "U.K. Term Loan") and a $2.2 million revolving line of credit (the "U.K. Line of Credit"). The U.K. Term Loan and the U.K. Line of Credit bear interest rates based on either a Sterling base rate, as defined by the BKB U.K. Agreement, or under a LIBOR contract rate. The new BKB U.K. Agreement matures four years from the date of the closing of the Daxbourne acquisition, with the Term Loan having a four year repayment schedule with $200,000 due in 1998, $450,000 due in 1999, $500,000 due in 2000, and $650,000 due in 2001.

     The Amended BKB Agreement and the BKB U.K. Agreement (collectively the "Consolidated Credit Facility") are cross collateralized by a first perfected security interest in all tangible and intangible assets of the Company. The Consolidated Credit Facility is subject to certain consolidated covenants, including but not limited to leverage and debt service coverage ratios, minimum earnings requirements, and a restriction on the payment of cash dividends on the Company's common stock.

     The Company believes the amended amortization schedule for the U.S. BKB agreement is more favorable than under the BNP agreement, with $1.75 million less payment required in 1997 and $1.1 million less required in 1998. The Company plans on using future cash receipts to pay down the two Lines of Credit on a regular basis. The two Lines of Credit will be used to fund all of the Company's disbursements, up to the $6 million and $2.2 million limits, respectively, subject to certain covenant restrictions.

     On October 3, 1997, Specialty Catalog Corp. acquired substantially all of the assets of Daxbourne Limited and its wholly owned subsidiaries, which consisted of Postinstant Limited and MC Hairways Limited (collectively, the "Sellers" or "The Daxbourne Group").

     The Daxbourne Group is a leading retailer of women's wigs, hairpieces and related products in the United Kingdom. The Daxbourne Group distributes wigs and hairpieces under its Jacqueline Collection, Pretty Woman and Natural Image brands, and has established a strong presence in the U.K. through catalog, retail and wholesale distribution channels. The Sellers had net sales of $4.9 million for its fiscal year ended April 30, 1997.

     As part of this transaction, the Company has acquired substantially all of the assets of the Daxbourne Group including inventory, real property, physical plant and equipment, intangible assets and other assets used in connection with the Sellers' business. As aggregate consideration for this acquisition, the Company paid $3,629,000 at the closing of the transaction (the "Closing"), agreed to assume certain trade liabilities of the Sellers totaling $261,000, and agreed to pay $484,000, without interest, to the Sellers on the one year anniversary of the closing. Such aggregate consideration is subject to possible increase or decrease upon the completion of the balance sheet of The Daxbourne Group as of September 29, 1997 to be provided within three months of the Closing to determine the actual working capital of The Daxbourne Group as of such date. The Company financed this acquisition through its new BKB U.K. Agreement with $1.8 million of proceeds from the U.K. Term Loan and $1.8 million of proceeds from the U.K. Line of Credit.

     The Company's cash flow from operations and available credit facilities are considered adequate to fund planned business operations and both the short-term and long-term capital needs of the Company. However, certain events, such as additional significant acquisitions, could require new external financing. Additionally, the Company has begun upgrading its computer hardware and software systems and expects to complete this project by the middle of 1998. Projected costs for these upgrades are estimated at $1.2 million, which include $400,000 in capital leases. As of September 27, 1997, the Company has incurred $220,000 of the total cost of the project.


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In March 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share" ("SFAS No. 128") which is effective for financial statements issued for periods ending after December 15, 1997. This statement requires the disclosure of basic and diluted earnings per share computations. As required, the Company will adopt SFAS No. 128 in the fourth quarter of 1997. This statement, if applied, would show the basic and diluted earnings per share for the three and nine months ended September 27, 1997 and September 28, 1996 of:

                                                           Three months ended               Nine months ended
                                                        September      September          September   September
                                                        ---------      ---------          ---------   ---------
                                                        27, 1997       28, 1996           27, 1997    28, 1996
                                                        ---------      ---------          ---------   ---------
                   BASIC EPS
Income before extraordinary items                          $0.17          $0.12              $0.28       $0.17

Loss on extraordinary items                                  ---            ---              $0.04         ---
                                                        ---------      ---------          ---------   ---------

Net income per share                                       $0.17          $0.12              $0.24       $0.17
                                                        =========      =========          =========   =========


                            SPECIALTY CATALOG CORP.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


                                                           Three months ended               Nine months ended
                                                        September      September          September   September
                                                        ---------      ---------          ---------   ---------
                                                        27, 1997       28, 1996           27, 1997    28, 1996
                                                        ---------      ---------          ---------   ---------

                DILUTED EPS

Income before extraordinary items                           $0.15          $0.10              $0.25      $0.14

Loss on extraordinary items                                   ---            ---              $0.04        ---
                                                        ---------      ---------          ---------   ---------

Net income per share                                        $0.15          $0.10              $0.21      $0.14
                                                        =========      =========          =========   =========

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," which will become effective for the Company for periods ending after December 15, 1997. SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general purpose financial statements. SFAS No. 130 requires that a company (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of the balance sheet. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company has not determined the effects, if any that SFAS No. 130 will have on its financial statements.

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which will become effective for the Company for periods ending after December 15, 1997. SFAS No. 131 establishes standards for the way public companies report selected information about operating segments in annual financial statements and requires those companies to report selected information about segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 supersedes SFAS No.

14, "Financial Reporting Segments of a Business Enterprise," but retains the requirement to report information about major customers. The Company has not determined the effects, if any, that SFAS No. 131 will have on its financial statements.


PART II.  OTHER INFORMATION


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders for the third quarter ended September 27, 1997, other than those disclosed in the Form 10-Q dated June 28, 1997, reporting the results of the Company's annual meeting.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          2.1** Terms of Offer made by Daxbourne Limited, Postinstant Limited and MC Hairways Limited to Daxbourne International Limited. Filed as Exhibit 2.1 to Specialty Catalog Corp.'s October 3, 1997 Form 8-K.

          2.2** The Offer Letter from Daxbourne Limited, Postinstant Limited and MC Hairways Limited addressed to Daxbourne International Limited. Filed as Exhibit 2.2 to Specialty Catalog Corp.'s October 3, 1997 Form 8-K.

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

          10.4 First Amendment to Credit Agreement dated as of October 3, 1997 between BankBoston N.A. and the Registrant. Filed herewith.

          10.5 Credit Agreement dated as of October 3, 1997 between BankBoston N.A. (acting through its London Branch) and Daxbourne International Limited, a subsidiary of the Registrant. Filed herewith.

          11.1 Computation of weighted average shares used in computing earnings per share amounts. Filed herewith.

          27 Financial Data Schedule (for EDGAR filing purposes only). Filed herewith.

          * Indicates exhibit previously filed with the Securities and Exchange Commission on the Registrant's 1996 Annual Report on Form 10-K and is hereby incorporated by reference.

          ** Indicates exhibit previously filed with the Securities and Exchange Commission on the Registrant's October 3, 1997 Report on Form 8-K and is hereby incorporated by reference.

     (b)  Reports on Form 8-K

          Subsequent to the three and nine months ended September 27, 1997, a Form 8-K was filed on October 3, 1997 announcing the asset purchase of Daxbourne Limited and its wholly owned subsidiaries, Postinstant Limited and MC Hairways Limited.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  SPECIALTY CATALOG CORP.


Dated:                            /s/ Steven L. Bock
                                  ----------------------------------------------
                                  Steven L. Bock
                                  Chairman and Chief Executive Officer


Dated:                            /s/ J. William Heise
                                  ----------------------------------------------
                                  J. William Heise
                                  Senior Vice President, Chief Financial Officer (Principal Accounting and Financial Officer)