Form 10-K405
period 1998-01-03
SPECIALTY CATALOG CORP
filed 1998-03-30
CIK 1020897

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

   For the fiscal year ended January 3, 1998

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

                               ----------------

  Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes  X   No ________
                                                    -----

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  Aggregate market value of voting stock held by non-affiliates of the Registrant as of March 20, 1998 (based on the closing sale price of the Common Stock on the Nasdaq National Market on such date) was $15,131,661.

  Number of shares of the Registrant's Common Stock outstanding as of March 20, 1998: 5,057,001

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Registrant's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 19, 1998 are incorporated by reference into Part III of this Annual Report on Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                   NOTE REGARDING FORWARD-LOOKING STATEMENTS

  Except for the historical information contained herein, this Annual Report on Form 10-K for Specialty Catalog Corp. (the "Company") may contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, but not limited to, the Company's expected future revenues, operations and expenditures, estimates of the potential markets for the Company's products, assessments of competitors and potential competitors and projected timetables for the market introduction of the Company's products. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, but not limited to, the following risks and uncertainties: (i) the Company's indebtedness and future capital requirements,
(ii) increasing postal rates, paper prices and media costs, (iii) limited sources of fiber used to make the Company's products, (iv) the limited number of suppliers of the Company's products, (v) the Company's dependence upon foreign suppliers, especially in China, Korea and Indonesia, (vi) the customary risks of doing business abroad, including fluctuations in the value of currencies, (vii) the potential development of a cure for hair loss and cancer treatment improvements, (viii) the effectiveness of the Company's catalogs and advertising programs, (ix) the Company's competition, and (x) the impact of acquisitions on the Company's prospects. Additional information concerning certain risks and uncertainties that could cause actual results to differ materially from those projected or suggested in the forward-looking statements is contained under the caption "Risk Factors" under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. The forward-looking statements contained herein represent the Company's judgement as of the date of this Annual Report on Form 10-K, and the Company cautions readers not to place undue reliance on such statements.

                                    PART I

ITEM 1. BUSINESS

GENERAL

  The Company targets niche consumer product categories, primarily via direct marketing. SC Direct, its principal operating subsidiary in the United States ("SC Direct"), is the U.S.'s leading retailer of women's wigs and hairpieces. Daxbourne International Limited, a subsidiary of SC Direct ("Daxbourne"), is a leading United Kingdom retailer and wholesaler of women's wigs and hairpieces. SC Publishing, another subsidiary of SC Direct ("SC Publishing"), sells continuing education courses to nurses and CPAs.

 SC Direct

  SC Direct sells wigs and hairpieces, primarily to women over the age of 50, using three distinct catalogs: Paula Young(R), Christine Jordan(TM) and Especially Yours(R). In addition, SC Direct sells hats and other fashion accessories to women through its Paula's Hatbox(R) catalog. SC Direct generated net sales of $38.3 million, $32.2 million and $37.2 million for the fiscal years ended 1997, 1996 and 1995, respectively. In 1997, SC Direct mailed approximately 21 million catalogs. Each catalog includes detailed product descriptions and specifications, full color photographs and pricing information. Each catalog is published several times a year, and often different variations of each catalog are distributed.

  Paula Young(R) is SC Direct's flagship catalog featuring Paula Young(R) brand wigs. Paula Young(R) wigs are value priced and have "shake and wear" styling as well as quality construction. The Paula Young(R) catalog also offers accessories such as turbans, shampoos, combs and styling heads. In addition, each Paula Young(R) catalog offers a selection of Christine Jordan(TM) wigs, as well as Touch of Class(TM) and Celebrity Secrets(R) brand products. Touch of Class(TM) products include wiglets, add-ons and extensions while Celebrity Secrets(R) offer the Style Enhancer (patent pending) hairpiece products. In addition to its own proprietary brands, SC Direct also offers a small selection of Eva Gabor(R) wigs in the Paula Young(R) catalog. During 1997, SC Direct signed celebrity spokesperson Barbara Eden to endorse the Paula Young(R) brand. The Company believes that such celebrity endorsements will improve the image and acceptability of wigs.

  The Christine Jordan(TM) catalog features Christine Jordan(TM) brand wigs, which is SC Direct's premium brand, offering the Company's highest quality wigs. Christine Jordan(TM) wigs have a unique fiber blend and come in their own distinctive colors. In addition, the wigs have comfort construction with a natural hairline and is the only brand in the industry to carry five sizes in most of its styles. Select styles of this brand are also offered in the Paula Young(R) catalog.

  The Especially Yours(R) catalog features Especially Yours(R) brand wigs and hairpieces with a variety of features specially designed for African-American women, including natural hairline crimping and fiber texture that reflect the natural hair of African-Americans. In late 1997, the Company became the exclusive licensee for the Diahann Carroll(TM) line of wigs, which are now featured in the Especially Yours(R) catalog. The Especially Yours(R) catalog also offers other wig and hairpiece brands, including Paula Young(R) and Celebrity Secrets(R), as well as a selection of hats and other accessories. A selection of Especially Yours(R) brand wigs and hairpieces are also offered in selected Paula Young(R) catalogs.

  The Paula's Hatbox(R) catalog sells hats in a wide variety of styles and colors, ranging in style and price from simple caps and visors for under $20 to designer hats for more than $200. Paula's Hatbox(R) also offers a variety of fashion accessories including scarves, hat pins, costume jewelry, shoes and handbags, and a limited selection of fashion apparel.

 Daxbourne International Limited

  In October 1997, the Company, through its new subsidiary, Daxbourne International Limited, acquired substantially all of the assets of The Daxbourne Group, a leading retailer and wholesaler of women's wigs, hairpieces and related products in the United Kingdom. Daxbourne distributes wigs and hairpieces under its Jacqueline Collection, Pretty Woman and Natural Image brands, and has established a strong presence in the U.K. through catalog, retail and wholesale distribution channels. Net sales of Daxbourne for the period from October 3, 1997 through January 3, 1998 of approximately $1.2 million were included in the Company's year ended January 3, 1998 statement of operations.

  Daxbourne's direct marketing business offers through its Jacqueline Collection catalog an extensive selection of women's wigs, hairpieces and accessories under its Jacqueline Collection and Pretty Woman brand names. The Jacqueline Collection catalog also offers accessories such as turbans, shampoos, combs and styling heads. In addition, the catalog offers select styles of Eva Gabor(R) wigs.

  Daxbourne also operates three stand-alone retail outlets and nine retail concessions within department stores. These locations offer customers the ability to try on various wig styles and are staffed with experienced sales associates who can assist the customers in their selections. A portion of this business consists of supplying customers who have been referred by the National Health Service Trusts ("NHS"). Daxbourne negotiates with the NHS as to which styles to sell, prices and other services to be offered.

  The wholesale business operates under the Natural Image brand and sells to shops, agents and other distributors, including agents and retail outlets that supply wigs to the NHS. The wholesale business also exports a small amount of wigs to customers in other European countries.

 SC Publishing

  SC Publishing distributes catalogs under its Western Schools(R) brand and specializes in providing continuing education courses ("CE") to nurses and CPAs. SC Publishing's strategy is to build its business by offering quality education and other products needed by the targeted professional at value prices. In 1997, SC Publishing began test marketing professional items targeted toward nurses, including scrubs, stethoscopes and shoes, as well as novelty gift items. In 1997, SC Publishing mailed 5.2 million catalogs, generating net sales of $4.0 million.

INDUSTRY AND MARKETS

 Wigs

  Based on U.S. Census Bureau import data, approximately 5.7 million wigs are sold annually in the United States which the Company estimates to be $350 million in retail sales. The wig market is comprised of fashion wig wearers and need-based wig wearers. Need-based wig wearers purchase wigs as a necessity, due to a physical condition such as naturally thinning hair or total hair loss, as well as hair loss due to medical procedures and conditions (e.g., alopecia and cancer treatments). Many everyday wig wearers replace their wigs every three to four months, and have a wig "wardrobe," consisting of several wigs, either of the same style and color or of different styles and colors.

  In the 1960s, wigs and hairpieces were broadly viewed as a fashion accessory. However, as styles and tastes changed, the fashion-driven demand for wigs decreased. Due to this trend, during the 1970s and 1980s, the number of specialty wig boutiques declined and department stores reduced their selling space allocated to inventories of wigs. The Company's catalog business was started to serve the need-based wig customers who were not being adequately serviced by other retail alternatives. The Company believes that only approximately 5 million women, or 25%, of the estimated 20 million American women with thinning hair, currently wear wigs, and that, accordingly, there is substantial opportunity for future growth of the Company's business.

  The Caucasian retail wig market, which the Company estimates to be a $225 million market with approximately 3.0 million units sold annually, is serviced by direct mail catalogers and retail outlets, including beauty salons, wig shops and department stores. The Company estimates that catalog sales represent 40% of the units sold and 20% of the sales dollars annually in the Caucasian market and believes that catalogs offer the benefits of privacy, convenience, lower prices and broader product selection. Retail stores provide customers with more personalized service and allow customers to try on the product; however, they generally charge higher prices and offer less convenience, privacy and selection than catalog retailers.

  The African-American wig market, unlike the Caucasian market, has yet to undergo any significant transition to direct marketing from retail outlets. Although African-American women comprise approximately 13% of the U.S. female population, they purchase approximately 47% of the wig units sold annually. The Company estimates that annual sales to the African-American wig market are approximately $125 million and 2.7 million units. Only about 5% of African-American wigs are sold through catalogs, with the balance sold primarily in beauty salons and wig shops. The Company's Especially Yours(R) catalog, which targets African-American women, already has the highest sales volume of any catalog offering wigs exclusively for African-American women.

  The Company estimates that the international wig and hairpiece market is at least as large as the U.S. market. The Company seeks to leverage its marketing and product knowledge, infrastructure and procurement ability to facilitate international expansion through acquisitions and its licensing program. The Company currently has licensing agreements to sell its products in Germany, Austria, Israel and the U.K.

 Hats

  The Company believes that the fashion hat market, like the wig market, has not been well serviced by existing retail channels of distribution, with no major retailer offering a broad selection of quality hats. The women's fashion hat market is fragmented among department stores, small boutiques, resort stores and other general merchants and catalog retailers who offer a limited number of styles as a complement to their principal product lines. Although the women's fashion hat market is estimated to be in excess of a $700 million market, no dominant hat retailer has emerged.

 Continuing Education

  The nursing, accounting and other industries require their professionals to meet CE requirements on an ongoing basis. Required CE frequency and the number of required hours vary from profession to profession and from state to state depending on state laws and association regulations. The CE industry has many small providers, including local universities, but few large providers. In addition, some hospitals and accounting firms educate their own employees through in-house programs and by subsidizing outside programs. Because CE is a required product, people may not be enthusiastic buyers. Accordingly, SC Publishing competes aggressively on price, course content and selection, and customer service.

  Nursing CE represented approximately 76% of SC Publishing's CE sales in 1997. Nearly half of the states in the U.S. currently require nurses to have some form of CE. SC Publishing is exploring the expansion of this market through business-to-business opportunities as well as additional distribution channels. SC Publishing also sells CE to CPAs, who generally are required to obtain minimum levels of CE every year. SC Publishing seeks to compete in this market by offering current CE topics in a convenient manner at competitive prices. Approximately 16% of SC Publishing's net sales were represented by the accounting market. The remaining 8% of sales came from SC Publishing's California real estate CE business which was sold in June 1997.

  SC Publishing develops its products by first identifying topics pertinent to its target audiences of nurses and CPAs. For the nursing market, SC Publishing then contracts with qualified authors to develop a course text book and exam materials. Due to the fact that regulations rapidly change in the accounting market and the economics of writing courses, SC Publishing buys existing textbooks and contracts with authors or industry experts to create introductory materials and exams that enhance and test the learning of the materials presented in the textbooks. All courses and exams are subject to peer review by industry experts before publishing.

PRODUCTS

 Wigs & Hairpieces

  The Company sells a wide range of wigs and hairpieces in the United States, Canada, the United Kingdom and through its international licensing agreements. The Company offers over 50 different wig styles and over 10 different hairpieces in more than 30 colors, including browns, blondes, grays and reds. Most wigs are available in one or two sizes, except for wigs in the Christine Jordan(TM) brand, most of which are offered in five sizes. Wigs provide full coverage, and are lighter in weight and more natural looking compared to wigs from the 1960s. Hairpieces include wiglets, add-ons or extensions, and Style Enhancers (patent pending). Wiglets are small wigs generally worn on the top of the head to add style or cover thinning hair on the top or crown area. Add-ons or extensions are usually added for style reasons, generally to the back of the head. Style Enhancers offer full coverage, like a wig, but allow a woman to integrate her own hair with the hairpiece, thus creating a blend of her own natural hair with the hairpiece.

  All of the Company's wigs, as well as the majority of wigs sold worldwide, are manufactured using a special synthetic fiber, the market for which is dominated by two Japanese firms, Kaneka Corporation and Toyo Chemical Corporation. Synthetic fiber has several advantages over human hair, including lower cost, permanent styling, truer colors and cleanliness. This synthetic fiber is not a proprietary material, and other manufacturers in the past have produced this material. Although the Company believes that in the event of a disruption in the supply of fiber, alternative sources could be found, such a transition to new fiber suppliers could interrupt or delay wig production schedules, potentially causing a material adverse effect on the Company's business.

  The Company expects that most of its wigs and hairpieces will continue to be manufactured in Asia in the future. Accordingly, the Company's operations are subject to the customary risks of doing business abroad, including fluctuations in the value of currencies, such as the recent financial instabilities in the Asian markets, export duties, work stoppages and, in certain parts of the world, political instability and possible governmental intervention. As such, the availability and cost of wigs may be favorably or adversely affected by any of these items. Although to date such risks have not had a significant effect on the Company's business operations, no assurance can be given that such risks will not have a material adverse effect on the Company's business operations in the future.

  During 1997, the Company purchased approximately 73% of its wigs and hairpieces directly from foreign manufacturers and the balance from two U.S. importers. Each of the Company's five largest manufacturers represented between 13% and 23% of its overall wig purchases in 1997. The Company maintains close relationships with many of the leading wig manufacturers. Through these relationships, the Company is able to obtain better control over purchasing, styles, quality and cost. The Company plans to continue to increase the percentage of wigs imported directly from manufacturers.

 Hats

  The majority of the Company's hats are manufactured domestically and purchased from domestic vendors, often from top designers. Currently, with the exception of hat boxes, the Company does not purchase hats and related products directly from manufacturers. Hats are available in a wide variety of styles from everyday basics to formal designer labels and are constructed from a variety of materials, including straw, wool, and felt, among others.

MARKETING

  The Company markets its wigs, hats, fashion accessories and continuing education courses primarily through catalogs. Wig customers are obtained by way of a two-step marketing program. Step one involves obtaining prospective customers by soliciting customer interest through targeted advertising. The Company uses a variety of advertising media, including magazines, newspapers, tabloids, co-op mailers, package insert programs and television. The Company places advertising based on demographics, cost and historical experience. Historical experience is measured by cost per inquiry, cost per customer and lifetime value of a customer. Based on this information, the Company determines which media are effective and where future marketing dollars should be spent.

  Step two, which commences when a prospective customer responds favorably to an advertisement placed by the Company, involves sending the prospective customer a series of catalogs designed to elicit an initial sale. By pre-qualifying prospects in this manner, the Company has been able to convert up to 15% of inquirers into customers within one year of their catalog requests. If a sale is made, the customer is put on an active list and additional catalogs designed to create a repeat buyer are mailed. Inactive inquirers and customers are periodically sent a program of targeted mailings designed to reactivate them.

  The Company believes that it differentiates itself from both traditional store-front retailers and other direct marketers by offering a broad and deep selection of the core products it offers. Also, by virtue of its large order volume and direct purchasing from wig manufacturers, the Company is able to offer wigs and hairpieces at prices significantly lower than most hair salons and wig shops.

  Customers for the Paula's Hatbox(R) catalog are obtained by using the two-step method described above as well as the more traditional one-step approach. In a one-step approach, names are rented from another catalog company or outside list providers based on certain criteria, such as buying habits and nature of the products purchased.

  The Company markets its CE courses using a one-step marketing program targeted directly at nursing and accounting professionals whose licenses will expire if they do not obtain further continuing education credits.

  The Company continually refines its marketing programs and processes for the purpose of increasing its conversion rate. The Company employs a variety of research methods, including demographic analysis, database modeling, customer surveys, test mailings and advertising, focus groups and outside research sources. The Company's research efforts have assisted the Company in pursuing its strategic goals by identifying new niche markets, such as the market for its products among African-American women.

NEW OPPORTUNITIES

  The Company intends to continue to build its business in its existing niche markets as well as to enter new niche markets, both by internal expansion and through acquisitions. Niche markets are characterized by smaller market size, unique or hard to find products, or hard to locate customers. In executing its plans, the Company will continue to pursue the following:

 Acquisitions

  The Company intends to be aggressive with respect to its acquisition strategy in wigs and hairpieces, which is focused on building market share through further consolidation of the wig and hairpiece market, both in the United States and internationally. The Company is also actively exploring a number of acquisition candidates, aside from wig and hairpiece companies, such as those offering products targeted to senior women or those offering products complementary to wigs and hairpieces.

 Licensing Agreements

  The Company believes there are opportunities to expand into other countries through licensing agreements. The license agreements, in general, grant each licensee exclusive rights to use the Company's trademarks to sell wigs in the licensee's territory. Under the terms of the license agreement, the Company supplies the licensee the inventory for which the Company is paid its cost for the inventory plus an administrative fee for its shipping and handling costs. The Company also provides marketing advice and catalog development assistance. Pursuant to the license agreements, the licensees, in general, are required to pay royalties on their net sales and expend a specified minimum amount of advertising each year. The Company is currently actively exploring opportunities in other markets.

 Business to Business

  The Company has been testing business to business opportunities in the United States during the last few years. Since a certain percentage of women may prefer shopping for wigs in retail outlets, the Company, through a business to business catalog, seeks to distribute its products to existing retail channels, such as wig shops and beauty salons. The Company already sells wigs and hairpieces via the business to business concept in the U.K. through Daxbourne.

 New Products

  The Company seeks to leverage its customer relationships by adding new product lines to its catalogs. By developing and offering new products which customers desire, the Company creates additional sales opportunities and reinforces customer loyalty to the Company's catalogs. For example, the Company is test marketing men's wigs in the Paula Young(R) catalog. In January 1998, the Company introduced a selection of personal care products in its Christine Jordan(TM) catalog and the Company expanded its testing of non-wig products in its Especially Yours(R) catalog.

 New Technologies

  During 1997, the Company created its own web-site under http://www.paulayoung.com to provide information on the latest selection of wigs, hairpieces and hats. In the upcoming year, the Company will explore adding secure, on-line ordering capabilities to the web-site. The Company regularly monitors other technological advances to determine if any may have applicability to its businesses.

DATABASES

  The Company has developed proprietary databases for its wig, hat, African-American and continuing education businesses consisting of customers and inquirers. The Company markets mailing lists derived from its databases to non-competing businesses to provide additional sources of income, after confirming that security measures are in place to protect this proprietary data. The Company has undertaken limited exchanges of lists of inactive customers with wig competitors. Due to the fact that wig wearers are difficult to find, the Company believes that its wig database is unique and would be very expensive to replicate and, as such, poses a substantial barrier to entry for any potential competitor in the wig industry.

OPERATIONS

 Order Entry and Customer Service

  The Company has structured its telemarketing operation and the training for its telemarketing representatives to simplify catalog shopping by emphasizing prompt, courteous and knowledgeable service. Customers may call toll free telephone numbers 24 hours a day, seven days a week, to place orders or to request a catalog. Approximately 59% of the Company's orders are placed by telephone, with calls lasting three to four minutes. The balance of orders are received by mail. The Company has contracted with an outside telemarketing provider to handle calls in the event call volume exceeds the Company's capacity during peak business hours, as well as to answer the Company's phones during off-peak hours. Overflow situations also occur due to holidays and operational disruptions, such as poor weather.

  Telemarketing representatives process orders directly into the Company's computer system, which provides customer history, product availability, product specifications, expected ship date and order number. The telemarketing representatives use a scripted catalog sales system, are knowledgeable in key product specifications and features, and are trained to cross-sell accessories and related products. In keeping with the Company's efforts to maximize operating efficiency, representatives are trained to handle a range of products and customer service calls, allowing the Company to shift representatives among catalogs as call volume requires.

  By emphasizing the training of telemarketing representatives, the Company seeks to maintain high levels of customer satisfaction. The Company seeks to provide prompt, courteous and knowledgeable service to its customers in order to build customer loyalty and demonstrate to the customer the convenience and reliability of catalog shopping.

  In November 1997, the Company renegotiated its contract for long distance service with AT&T for three years at rates approximately 35% lower than the previous contract. The Company uses Lucent Technology equipment with a 500 line capacity and presently uses about 300 lines in 90 stations. The Company's telephone system permits flexibility in routing calls to maximize teleservice representative efficiency.

 Fulfillment

  The Company's fulfillment goal is the prompt delivery of ordered merchandise. Orders received are usually shipped by the next day, primarily via third class or priority mail. For an additional charge, the Company will ship by overnight or second day courier. Merchandise not in stock on the date of order is shipped on the same day it is received by the Company, or the next business day.

  The Company uses an integrated computer picking, packing and shipping system. The system monitors the in-stock status of each item ordered, processes the order and generates all related packing and shipping materials, taking into account the location of items within the distribution center. During fiscal 1997, the Company shipped an average of approximately 3,500 packages per business day.

 Returns

  The Company's return policy allows customers to return products for prompt refund or exchange. The Company believes that its return levels are normal for mail order products of this nature. Return experience is closely monitored at the SKU level to identify trends in product offerings, product defects and quality issues in an attempt to assess future purchases, enhance customer satisfaction and reduce overall returns.

 Inventory Management

  The Company's inventory management goal is to balance a high initial fulfillment rate with reasonable levels of inventory investment and low overstocks. To achieve this goal, the Company seeks to schedule merchandise deliveries and inventory amounts to conform closely to sales levels. Initial orders for wigs and hats are placed two to four months before a catalog mailing. Initial deliveries are scheduled to occur one or two weeks before the first mailing. Initial purchase quantities are based on a variety of factors, including past experience with the same or similar products, future availability, shipping time, and, with respect to hat and accessory vendors, the Company's ability to negotiate a reorder commitment from the vendor. The Company continuously analyzes sales and returns for each item in a catalog. Using this information, the Company projects gross demand and returns for such items and, based on these projections and inventory on hand and on order, makes decisions regarding additional purchases. The Company sells overstocks and discontinued items through targeted mailings and sale pages bound into its full-price catalogs.

 Catalog Production

  The Company's catalogs are designed in-house by the Company's graphic arts staff of designers and production artists using a computer desktop publishing system. The Company's in-house design of catalogs provides the Company with greater control, flexibility and creativity in catalog production and product selection, and results in significant cost savings. The Company mailed approximately 26.2 million catalogs in fiscal 1997, compared to 25.0 million catalogs in fiscal 1996.


COMPETITION

  The mail order catalog business is highly competitive. The Company believes that it competes on the basis of quality, value, service, product offerings, advertising effectiveness, catalog design, convenience and efficiency. The Company's wig and hat catalogs compete with other mail order catalogs, both specialty and general, retail stores, including hair salons and wig shops, department stores, specialty stores and discount stores. The Company believes that the Company's catalogs have a competitive advantage in providing greater selection, convenience and privacy than traditional retail outlets. The Company believes it has advantages over its two principal mail order competitors, General Wig Company (a subsidiary of Revlon, Inc.), which markets wigs through the Beauty Trends catalog, and Vincent James Company, which markets wigs through the TWC Catalog. The Company believes that these advantages include economies of scale, the size of its customer list, and its extensive advertising programs.

  The Company's CE catalogs compete with other mail order catalogs, in-house CE, professional associations, and seminar providers. The CE industry has many small providers, including local universities, but few large providers. Potential competition may emerge from new distribution channels such as the Internet and interactive television. Accordingly, SC Publishing competes aggressively on price, course content and selection, and customer service.


EMPLOYEES

  As of January 3, 1998, the Company employed a total of 349 employees, consisting of 113 salaried full-time employees, 119 full-time hourly employees, and 117 part-time hourly employees. None of the Company's employees are covered by a collective bargaining agreement. The Company believes that its relations with its employees are good.


TRADEMARKS, PATENTS AND TRADE NAMES

  The Company has twelve trademarks registered in the United States, two trademarks registered in the United Kingdom, and has three trademark applications and one patent application pending with the U.S. Patent and Trademark Office. The Company also has four trademarks registered under California state law. In the course of normal business, the Company often utilizes new trade names. When appropriate, the Company seeks to register these names.

GOVERNMENT REGULATIONS

  In 1994, the United States Supreme Court reaffirmed an earlier decision that allowed direct marketers to make sales into states where they do not have a physical presence without collecting sales taxes, but noted that Congress has the power to change this law. The imposition of an obligation to collect sales taxes may have a negative effect on the Company's response rates and may require the Company to incur administrative costs in collecting and remitting sales taxes. The Company believes that Massachusetts is the only jurisdiction where it is currently required to collect sales taxes.

ITEM 1A. EXECUTIVE OFFICERS OF THE REGISTRANT

  The executive officers of the Company are as follows:

             NAME           AGE                     POSITION
             ----           ---                     --------
   Steven L. Bock..........  44 Chairman of the Board and Chief Executive Officer
   Stephen M. O'Hara.......  42 President and Secretary
   J. William Heise........  49 Senior Vice President and Chief Financial Officer

  Steven L. Bock has been Chairman of the Board and Chief Executive Officer of the Company (or its predecessor company) since December 1990. He has been a director of SC Direct and SC Publishing (including the years when these companies were under bankruptcy protection of the courts) since March 1989. SC Direct was formed by RSG Partners, a private investment and management firm founded by Mr. Bock and two partners in 1988. Mr. Bock was a partner in RSG Partners from 1988 to 1990. From October 1986 to October 1988, Mr. Bock was a Vice President of TSG Holdings, Inc., the investment advisor to Transcontinental Services Group, a U.K. listed investment holding company, where he was responsible for initiating, financing and managing business investments. Mr. Bock has been a director of the Juvenile Diabetes Foundation, Bay State Chapter, since January, 1998. Mr. Bock is also a member of the Young Presidents Organization. He graduated (summa cum laude) with a B.A. degree from SUNY at Albany and received his J.D. degree (cum laude) from Harvard Law School.

  Stephen M. O'Hara has been President of the Company since 1994 and was President of Wigs by Paula, Inc., a predecessor company, from November 1991 to November 1994 (including the years when the Company was under bankruptcy protection of the courts). From May 1990 to November 1991, Mr. O'Hara was Vice President, Marketing and Vice President, Strategy of the All American Gourmet division of Kraft General Foods. From May 1988 to May 1990, Mr. O'Hara was President of Quantum Investments, a venture capital firm targeting small consumer businesses, as well as a principal in Quantum Associates, a management consulting firm. From November 1984 to May 1988 he served in a variety of positions with CML Group ("CML"), most recently as President of CML's former subsidiary Carroll Reed, Inc., a women's apparel retailer and direct marketer. Prior to CML, Mr. O'Hara served in Procter and Gamble's marketing department from 1979 to 1984. Mr. O'Hara holds A.B. and M.B.A. degrees from Harvard University.

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

ITEM 2. PROPERTIES

  The Company occupies a 43,000 square foot office building in South Easton, Massachusetts, and a 50,000 square foot warehouse facility in a town adjacent to South Easton. In November 1997, the Company renewed the lease on its South Easton facility for a three year and four month term with two one year renewal options following the initial term. The Company began a five year and five month lease on April 1, 1997 for its warehouse facility. This facility has been used to consolidate all fulfillment operations.

  As part of the Daxbourne acquisition, the Company acquired a 6,000 square foot building in London, England, which is used by Daxbourne for office and warehouse operations.

ITEM 3. LEGAL PROCEEDINGS

  The Company is, from time to time, a party to routine litigation arising in the normal course of its business. At the present time, the Company is not involved in any litigation, nor is the Company aware of any potential litigation.

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

  On December 28, 1992, SC Corporation d/b/a SC Direct and its subsidiaries Wigs by Paula, Inc. ("Wigs"), Western Schools, Inc., the predecessor of SC Publishing, After the Stork, Inc. and Brotman Acquisition Corp. filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Connecticut ("Bankruptcy Court"). From that date until November 23, 1994, SC Corporation operated its business as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court. SC Corporation's Disclosure Statement with respect to the First Amended and Restated Joint Plan of Reorganization of SC Corporation and its subsidiaries Wigs and SC Publishing ("Plan of Reorganization") was approved by the Bankruptcy Court on September 21, 1994. The Plan of Reorganization was subsequently confirmed by the Bankruptcy Court on October 26, 1994 and the reorganization of SC Corporation was consummated on November 23, 1994.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matter was submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

  The common stock of the Company began trading in October 1996 (subsequent to the public offering) on the Nasdaq National Market under the symbol "CTLG". The following table sets forth the high and low quotations from Nasdaq. Prior to the offering in October 1996, no established public trading market existed.

                                                                   HIGH   LOW
                                                                  ------ ------
       1996
         Fourth Quarter (commencing October 17, 1996)............ $7.375 $6.500
       1997
         First Quarter........................................... $7.375 $6.875
         Second Quarter.......................................... $7.313 $6.000
         Third Quarter........................................... $6.969 $6.625
         Fourth Quarter.......................................... $7.000 $6.250

  The number of recordholders of the Company's common stock as of March 20, 1998 was approximately 25.

  The Company has not paid a dividend with respect to its common stock nor does the Company anticipate paying dividends in the foreseeable future. Under the terms of the Company's existing debt agreements, the Company is not permitted to pay dividends.

ITEM 6. SELECTED FINANCIAL DATA

                                               HISTORICAL
                            ---------------------------------------------------
                                            FISCAL YEAR ENDED
                            ---------------------------------------------------
                             JAN. 3,  DEC. 28,  DEC. 30,   DEC. 31,    JAN. 1,
                             1998(4)    1996      1995       1994       1994
                            --------- --------- ---------  ---------  ---------
                                 (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS
                                      AND WEIGHTED AVERAGE SHARES)
STATEMENT OF OPERATIONS
 DATA:
Net sales.................  $  43,492 $  36,272 $  42,568  $  38,179  $  33,801
Cost of sales.............     14,968    12,811    16,423     15,648     13,868
                            --------- --------- ---------  ---------  ---------
Gross profit..............     28,524    23,461    26,145     22,531     19,933
Selling, general and
 administrative...........     23,431    20,186    22,835     17,772     16,768
Restructuring charges.....        --        --        513        --         --
                            --------- --------- ---------  ---------  ---------
Income from operations....      5,093     3,275     2,797      4,759      3,165
Interest expense, net.....        821     1,658     1,918        661        431
Reorganization items......        --        --        --       2,890      1,038
                            --------- --------- ---------  ---------  ---------
Income before income
 taxes, cumulative
 effect of change in
 accounting principle and
 extraordinary items......      4,272     1,617       879      1,208      1,696
Income taxes..............      1,793       644       357        498        704
                            --------- --------- ---------  ---------  ---------
Income before cumulative
 effect of change in
 accounting principle
 and extraordinary items..      2,479       973       522        710        992
                            --------- --------- ---------  ---------  ---------
Net income(1).............  $   2,260 $     973 $     522  $  12,789  $   9,977
                            ========= ========= =========  =========  =========
Preferred stock dividends.        --        --        292         31        --
                            --------- --------- ---------  ---------  ---------
Net income available to
 common shareholders......  $   2,260 $     973 $     230  $  12,758  $   9,977
                            ========= ========= =========  =========  =========
Earnings per Share--Basic
 EPS(2)
Income before cumulative
 effect of change in
 accounting principle and
 extraordinary items......  $    0.51 $    0.31 $    0.08  $    0.24  $    0.35
Net income available to
 common shareholders......  $    0.46 $    0.31 $    0.08  $    4.51  $    3.53
Weighted average shares
 outstanding..............  4,905,667 3,180,091 2,826,666  2,826,666  2,826,666
Earnings per Share--
 Diluted EPS(2)
Income before cumulative
 effect of change in
 accounting principle and
 extraordinary items......  $    0.45 $    0.25 $    0.08  $    0.23  $    0.33
Net income available to
 common shareholders......  $    0.41 $    0.25 $    0.08  $    4.23  $    3.31
Weighted average shares
 outstanding..............  5,527,701 3,946,211 3,015,078  3,015,078  3,015,078
                                               HISTORICAL
                            ---------------------------------------------------
                                                  AS OF
                            ---------------------------------------------------
                             JAN. 3,  DEC. 28,  DEC. 30,   DEC. 31,    JAN. 1,
                             1998(4)    1996      1995       1994       1994
                            --------- --------- ---------  ---------  ---------
                                             (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital...........  $   1,083 $   5,619 $     649  $   2,114  $     124
Total assets..............     23,293    18,405    18,170     17,364     19,142
Long-term debt(3).........      5,012     8,147    12,876     15,180     30,125
Preferred stock...........        --        --      2,249      2,249        --
Stockholders' equity
 (deficit)................      7,866     4,801    (4,416)    (4,654)   (20,381)

--------
(1) Net income reflects, for the fiscal year ended January 1, 1994, a gain of $8,985,122 from the cumulative effect of change in accounting for income taxes. For the fiscal year ended December 31, 1994, net income reflects a gain from an extraordinary item of $12,078,489, net of income taxes, resulting from the forgiveness of debt upon the Company's emergence from bankruptcy. In 1997, net income reflects a $218,699 extraordinary loss on the early retirement of debt (net of an income tax benefit of $149,083).
(2) In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", which was effective for financial statements issued for periods ending after December 15, 1997. This statement required the adoption of new calculation methodologies and enhanced disclosures of basic and diluted earnings per share computations. As required, the Company has adopted SFAS No. 128 in the fourth quarter of 1997 and has restated prior year earnings per share presentations to conform to SFAS No. 128. See the consolidated financial statements and notes thereto.
(3) Long-term debt reflects, as of January 1, 1994, amounts subject to settlement under reorganization proceedings.
(4) The fiscal year ended January 3, 1998 includes three months of activity of the Company's newly owned subsidiary, Daxbourne International Limited, which was acquired by the Company on October 3, 1997. For the three months ended January 3, 1998, Daxbourne had net sales of $1,172,376, gross profit of $844,171 and net income of $80,375. The fiscal year ended January 3, 1998 contains 53 weeks compared to the 52 week fiscal year for all previous years presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Unless otherwise indicated, "1997" means the Company's fiscal year ended January 3, 1998, "1996" means the Company's fiscal year ended December 28, 1996, and "1995" means the Company's fiscal year ended December 30, 1995. The discussion and analysis below should be read in conjunction with the Financial Statements of the Company and the notes to the financial statements. In addition to historical information, the following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ significantly from those anticipated in these forward-looking statements.

INTRODUCTION

  The Company targets niche consumer product categories, primarily via direct marketing. SC Direct, its principal operating subsidiary in the United States ("SC Direct"), is the U.S.'s leading retailer of women's wigs and hairpieces. Daxbourne International Limited ("Daxbourne"), a subsidiary of SC Direct, is a leading United Kingdom retailer and wholesaler of women's wigs and hairpieces. SC Publishing, another subsidiary of SC Direct ("SC Publishing"), sells continuing education courses to nurses and CPAs.

  In October 1997, the Company, through its new subsidiary, Daxbourne International Limited, acquired substantially all of the assets of The Daxbourne Group, a leading retailer and wholesaler of women's wigs, hairpieces and related products in the United Kingdom. Net sales from Daxbourne International Limited for the period from October 3, 1997 through January 3, 1998, which is included in the Company's year ended January 3, 1998, represented 2.7% of the Company's net sales.

  The Company is on a 52/53 week fiscal year, ending on the Saturday closest to December 31. The fiscal years ended January 3, 1998, December 28, 1996 and December 30, 1995 consisted of 53/52/52 weeks, respectively.

RESULTS OF OPERATIONS

 1997 Compared to 1996

  Net sales increased $7.2 million, or 19.8%, from $36.3 million in 1996 to $43.5 million in 1997. The sales increase resulted from (i) higher customer response rates driven by expanded promotional pricing on the Company's products, (ii) an increase of 4.8% in the number of catalogs mailed in 1997 compared to 1996, principally due to additional mailings of two of the Company's newer catalogs, Paula's Hatbox(R) and Especially Yours(R), (iii) the addition of Daxbourne net sales, which added $1.2 million in sales for 1997 and (iv) one additional week of sales related to the Company having a 53 week fiscal year in 1997 compared to a 52 week fiscal year in 1996.

  Gross margin dollars increased $5.0 million, or 21.3%, from $23.5 million in 1996 to $28.5 million in 1997. The gross margin percentage increased from 64.7% in 1996 to 65.6% in 1997. This percentage increase resulted from (i) a larger percentage of the Company's products being purchased at lower prices directly from overseas factories and (ii) a reduction in the cost of shipping to customers packages weighing less than one pound. The overall increase in gross margin percentage was, however, reduced by promotional pricing strategies on many of the Company's products which resulted in a decrease in the average order size in 1997 compared to 1996, as well as a shift in the mix of products sold from higher margin to lower margin products, such as hats.

  Selling, general and administrative expenses ("SG&A") increased $3.2 million, or 15.8%, from $20.2 million for the year ended 1996 to $23.4 million for the year ended 1997. This increase was primarily due to (i) an increase in catalog production costs of approximately $900,000 for 1997 compared to 1996, due primarily to a 4.8% increase in the number of catalogs mailed in 1997 compared to 1996, (ii) the addition of Daxbourne activity for 1997, which added approximately $550,000 of SG&A in 1997, (iii) additional expenses related to the Company's 53 week fiscal year ended 1997 compared to 1996's 52 week fiscal year and (iv) additional variable costs due to increased sales activity, additional headcount, increased rent expense and increased administrative expenses relating to being a public company.

  On June 27, 1997, the Company's subsidiary, SC Publishing, sold its business of continuing education for California real estate professionals. The Company believed that, because this was a single state business, it was no longer a strategic fit with the broader focus of the nurse and CPA markets. The sales price of $212,250 included a license to use the trade name Western Schools(R) for real estate courses, all related inventory for existing courses, and title and rights to its real estate courses, both existing and under development. The Company recognized a pre-tax gain of $121,980, included in SG&A, on the sale of these assets. The Company will also receive an annual royalty fee each year for a three-year period equal to the greater of (i) $25,000 and (ii) 5% of the revenue received by the buyer from sales of courses sold under the Company's trade name.

  Net interest expense for the Company decreased approximately $836,000, or 51.7%, from $1.7 million for the year ended 1996 to approximately $821,000 for the year ended 1997, reflecting (i) lower average principal amounts outstanding for the year on the Company's debt and (ii) lower interest rates. This decrease was offset by added interest expense as a result of additional borrowing for the Daxbourne acquisition in October 1997.

 1996 Compared to 1995

  Net sales decreased $6.3 million, or 14.8%, from $42.6 million in 1995 to $36.3 million in 1996. This decrease was primarily caused by a 14.4% reduction in the number of catalogs mailed during 1996 compared to 1995. Fewer catalogs were mailed because (i) a reduction in advertising during the second half of 1995 and all of 1996 resulted in fewer prospective customers requesting catalogs; and (ii) historical mailing results did not project that sufficient revenues would be generated to cover the costs of printing and mailing catalogs to certain segments of the customer mailing list in view of the increases in the cost of paper and postage which had occurred since the beginning of 1995. While these actions resulted in lower sales, the Company believed they were important in generating operating income in 1996.

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

  SG&A expenses decreased $2.6 million, or 11.4%, from $22.8 million in 1995 to $20.2 million in 1996. This decrease resulted from mailing fewer catalogs to customers and reducing page counts in certain catalogs in order to reduce paper and postage costs. The decrease also reflected fewer mailings to prospective customers as a result of the Company's decision to reduce advertising expenditures during the second half of 1995 and all of 1996. Total catalogs mailed decreased by 4.2 million, or 14.4%, from 29.2 million in 1995 to 25.0 million in 1996. Total catalog production costs decreased by $1.5 million, or 23.4%, from $6.4 million in 1995 to $4.9 million in 1996. Catalog production costs were adversely affected by the cost of paper during the first six months of 1996. During the last six months of 1996, the Company was able to take advantage of some reductions in the cost of paper. Advertising expense for 1996 decreased $2.9 million, or 17.8%, from $16.3 million in 1995 to $13.4 million in 1996.

  Net interest expense decreased $0.2 million, or 10.5%, from $1.9 million in 1995 to $1.7 million in 1996, reflecting lower principal amounts outstanding on the Company's bank loan and lower interest rates. The Company's bank debt was reduced in October 1996 by $5.9 million of proceeds from the Company's initial public offering, of which $4.45 million was applied to the Company's term loan and $1.45 million was applied to the Company's line of credit.

LIQUIDITY AND CAPITAL RESOURCES

  Cash flows provided by operating activities increased by nearly $3.5 million from approximately $300,000 for 1996 to $3.8 million for 1997. Cash flows provided by financing activities generated approximately $700,000 as a result of the Company refinancing its long-term debt and advances on its lines of credit. Cash flows provided by operating and financing activities were offset by $5.2 million of cash used in investing activities, primarily due to the Daxbourne acquisition.

  In October 1996, the Company successfully completed an initial public offering ("IPO") for 1.5 million shares of its common stock priced at $6.50 per share. Net proceeds to the Company were $7.8 million. The proceeds from the IPO were used to pay down $5.9 million of bank debt, to bring accounts payable into a current position and to provide additional working capital. The reduction of the bank debt reduced future scheduled payments by approximately one-third and gave the Company full availability of its $2 million revolving credit line.

  In March 1997, the Company entered into an $11 million credit facility with BankBoston, N.A. (the "BKB Agreement") for the purpose of refinancing its existing senior and subordinated debt and to provide for the capital expenditures and working capital needs of the Company. The BKB Agreement provided for a $5 million term loan (the "Term Loan") and a $6 million revolving line of credit (the "Line of Credit"). The Term Loan and the Line of Credit bear interest rates based on either a base rate, as defined in the BKB agreement, or a LIBOR contract rate. As of January 3, 1998, the Term Loan was under a LIBOR contract rate of 6.75% for $4,500,000 and 7.69% for $250,000. As of January 3, 1998, a portion of the Line of Credit was under LIBOR contract rates ranging from 7.40% to 7.69% and the remainder of the Line of Credit was at the base rate of 8.75%. The Company is required to pay a commitment fee varying from 0.375% to 0.50% per annum on the unused portion of the commitment. At January 3, 1998, $3,054,115 was available under this Line of Credit.

  In March 1997, the Company used the proceeds from the Term Loan and $500,000 under the Line of Credit to pay off its remaining indebtedness to Banque Nationale de Paris ("BNP"). In conjunction with this repayment, the Company recorded a $161,567 extraordinary loss on the early retirement of debt (net of an income tax benefit of $107,711). Also in March 1997, the Company repaid $1,896,913 of principal and accrued interest on the Company's subordinated debt, with $1,765,767 repaid from proceeds from the Line of Credit and $131,146 repaid by offsetting a note receivable from a stockholder. In April 1997, the Company used proceeds from the Line of Credit to repay its remaining senior subordinated debt in the amount of $2,901,496 of principal and accrued interest.

  Due to its working capital constraints, on June 1, 1996, the Company entered into an agreement with Martin E. Franklin, a director of the Company, and two associates of Mr. Franklin, pursuant to which Mr. Franklin and such associates loaned the Company $495,000. In connection with such loan, Mr. Franklin and his associates purchased for $5,000 a warrant to acquire an aggregate of 265,335 shares of the Company's Common Stock at an aggregate exercise price of $500,000. In April 1997, the holders of these warrants elected to apply amounts owed to them under the junior subordinated note as consideration to be paid for 265,335 shares of the Company's Common Stock. In conjunction with this transaction, the Company recorded a $57,132 extraordinary loss on the early retirement of debt (net of an income tax benefit of $41,372).

  On October 3, 1997, the Company amended the existing BKB Agreement (the "Amended BKB Agreement") and entered into an additional $4.0 million credit agreement with BankBoston, N.A., acting through its London Branch (the "BKB U.K. Agreement"), in connection with the Company's acquisition of The Daxbourne Group. The Amended BKB Agreement extended the maturity date of borrowings from March 2001 to October 2001, with the Term Loan having a new four year repayment schedule with $1.25 million due in each of the next three years and $1,000,000 due in 2001.

  The BKB U.K. Agreement provides for an approximate $1.8 million term loan (the "U.K. Term Loan") and for an approximate $2.2 million revolving line of credit (the "U.K. Line of Credit"). The U.K. Term Loan and the U.K. Line of Credit bear interest rates based on either a Sterling base rate, as defined by the BKB U.K.

Agreement, or a LIBOR contract rate. The BKB U.K. Agreement matures in October 2001, with the U.K. Term Loan having a four year repayment schedule with approximate repayments of $318,000 due in 1998, $470,000 due in 1999, $544,000
due in 2000, and $498,000 due in 2001. As of January 3, 1998, the U.K. Term Loan and U.K. Line of Credit were under a LIBOR contract rate of 9.03%. The Company is required to pay a commitment fee varying from 0.375% to 0.50% per annum on the unused portion of the commitment. At January 3, 1998, $335,933 was available under the U.K. Line of Credit.

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

  In October 1997, the Company, through its new subsidiary, Daxbourne International Limited, acquired substantially all of the assets of The Daxbourne Group, a leading retailer and wholesaler of women's wigs, hairpieces and related products in the U.K. Daxbourne distributes wigs and hairpieces under its Jacqueline Collection, Pretty Woman and Natural Image brands, and has established a strong presence in the U.K. through catalog, retail and wholesale distribution channels.

  As part of this transaction, the Company acquired substantially all of the assets of The Daxbourne Group, including inventory, real property, physical plant and equipment, intangible assets and other assets used in connection with the business. As aggregate consideration for this acquisition, the Company paid $3,629,000 at the closing of the transaction (the "Closing"), incurred acquisition costs of approximately $762,000, agreed to assume certain trade liabilities totaling $387,000, and agreed to pay approximately $493,000, without interest, to the seller on the one year anniversary of the Closing. The Company financed this acquisition primarily through its BKB U.K. Agreement, with $1.8 million of proceeds from the U.K. Term Loan and $1.8 million from the U.K. Line of Credit.

  Beginning in 1998, the Company began to build out its former warehouse space in its South Easton facility to allow for further expansion of the other operating groups of the Company. Costs of the renovation are expected to be approximately $300,000.

  The Company's cash flow from operations and available credit facilities are considered adequate to fund planned business operations and both the short-term and long-term capital needs of the Company. However, certain events, such as additional significant acquisitions, could require new external financing.

INFORMATION SYSTEMS AND THE YEAR 2000

  The Company is in the process of installing a new comprehensive catalog information system purchased from an outside vendor. The system is currently undergoing modification, both by the vendor and by the Company's internal staff. The system is scheduled to be implemented for SC Direct by mid-to-late 1998. The new system has been represented by its vendor to be Year 2000 compliant. Following the implementation of SC Direct, it is anticipated that the system will be modified to deal with the special processing needs of SC Publishing. It is anticipated that these modifications will take between three and six months to complete, with implementation being completed in early-to-mid 1999. The entire cost of the new system, including new hardware, is estimated to be between $1.2 and $1.4 million, of which approximately $600,000 was capitalized during 1997. The Company expects to capitalize the cost of purchasing the new software and hardware. The Company also has installed new financial reporting software, which has also been represented by its vendor as being Year 2000 compliant.

  The Company plans on reviewing, in the near future, its remaining hardware and software, primarily personal computers and related software for Year 2000 compliance and will either replace or modify as appropriate. The Company does not believe the cost of any such modifications will be material. The Company plans on reviewing Year 2000 compliance with its most significant vendors and suppliers by the end of 1998.

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

  Limited Sources of Fiber. The majority of the Company's revenue is derived from the sale of wigs. Virtually all of the wigs sold by the Company are made from special synthetic fiber manufactured by only two Japanese companies, Kaneka Corporation and Toyo Chemical Corporation. The wig manufacturers from whom the Company purchases its inventory purchase the fiber from these two fiber manufacturers. Should there be a permanent or long-term disruption in the supply of fiber, the Company believes that the time required to obtain an alternate source and the attendant delay in new production, as well as a possible significant increase in the price of fiber, may have a material adverse effect on the Company's wig and hairpiece sales and profit margins.

  Limited Number of Wig Manufacturers. The wigs sold by the Company are produced by a limited number of manufacturers. Each of the Company's five largest manufacturers supplied between 13% and 23% of the Company's overall wig purchases in 1997. The loss of one or more of these manufacturers could materially disrupt the Company's wig operations. Although the Company believes that in such an event it could purchase its wig requirements from the remaining manufacturers and from additional manufacturers, there can be no assurance that such sources of supply could meet the Company's wig requirements without considerable disruption to the Company's purchasing cycles, inventory levels and profit margins. The Company does not currently have, and does not anticipate entering into in the foreseeable future, long-term supply contracts with its manufacturers.

  Dependence Upon Foreign Suppliers; Exchange Rates; and Currency Fluctuations. The Company expects that most of its wigs and hairpieces will continue to be manufactured in Asia in the future. Accordingly, the Company's operations are subject to the customary risks of doing business abroad, including fluctuations in the value of currencies, such as the recent financial instabilities in the Asian markets, export duties, work stoppages and, in certain parts of the world, political instability and possible governmental intervention. As such, the availability and cost of wigs may be favorably or adversely affected by any of these items. Although to date such risks have not had a significant effect on the Company's business operations, no assurance can be given that such risks will not have a material adverse effect on the Company's business operations in the future.

  Risk of a Cure for Hair Loss; Cancer Treatment Improvement. Millions of American women suffer varying degrees of hair loss, including those suffering hair loss as a side effect of cancer treatments. Women suffering from hair loss comprise a significant percentage of the Company's customer base for its wigs and hairpieces. Ongoing research is conducted by numerous groups, both public and private, seeking remedies for hair loss. One drug, Minoxidil (marketed under the name Rogaine(R) as well as other names), is now available over-the-counter and is sold to men and women as a measure against hair loss. There can be no assurance that a new drug will not be developed that could prevent hair loss among women. Such an event may have a material adverse effect on the Company's core wig business. In addition, the development of any therapies, such as new cancer treatments, that would eliminate hair loss as a side effect, may have a material adverse effect on the Company's business.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                           PAGE
                                                                           -----
Independent Auditors' Report.............................................     21
Financial Statements and Supplementary Schedule as of January 3, 1998 and
 December 28, 1996 and for the Three Fiscal Years Ended January 3, 1998,
 December 28, 1996 and December 30, 1995.................................
  Consolidated Balance Sheets............................................     22
  Consolidated Statements of Operations..................................     23
  Consolidated Statements of Stockholders' Equity........................     24
  Consolidated Statements of Cash Flows..................................  25-26
  Notes to Consolidated Financial Statements.............................  27-39
  Schedule II--Valuation and Qualifying Accounts.........................     40

  All other schedules for which provision is made in the applicable regulations of the Securities and Exchange Commission have been omitted because the information is disclosed in the Consolidated Financial Statements or because such schedules are not required or are not applicable.

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
 Specialty Catalog Corp.

  We have audited the accompanying consolidated balance sheets of Specialty Catalog Corp. as of January 3, 1998 and December 28, 1996 and the related consolidated statements of operations and consolidated statements of stockholders' equity and cash flows for the three years ended January 3, 1998, December 28, 1996 and December 30, 1995. Our audits also included the consolidated financial statement schedule listed in the Index at Item 8. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Specialty Catalog Corp. as of January 3, 1998 and December 28, 1996 and the results of its operations and its cash flows for the three years ended January 3, 1998, December 28, 1996 and December 30, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, such consolidated financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

Deloitte & Touche LLP

/s/ Deloitte & Touche LLP
Boston, Massachusetts
February 27, 1998

                            SPECIALTY CATALOG CORP.

                          CONSOLIDATED BALANCE SHEETS

                                                           JANUARY 3,   DECEMBER 28,
                                                              1998          1996
                                                           -----------  ------------
                       ASSETS
Current assets:
  Cash and cash equivalents............................... $   603,840  $  1,392,344
  Accounts receivable, less allowance for doubtful
   accounts of $79,500 and $72,197 at January 3, 1998 and
   December 28, 1996, respectively........................   1,123,176       820,076
  Inventories.............................................   6,258,928     4,986,293
  Prepaid expenses........................................   3,344,675     3,877,533
                                                           -----------  ------------
    Total current assets..................................  11,330,619    11,076,246
                                                           -----------  ------------
Property, plant and equipment:
  Property, plant and equipment...........................   5,769,098     4,113,834
  Less accumulated depreciation and amortization..........  (3,606,295)   (3,298,109)
                                                           -----------  ------------
    Property, plant and equipment--net....................   2,162,803       815,725
                                                           -----------  ------------
Intangible assets--net....................................   3,942,547        35,685
                                                           -----------  ------------
Deferred income taxes.....................................   5,560,050     6,170,102
                                                           -----------  ------------
Other assets..............................................     297,086       307,438
                                                           -----------  ------------
    Total assets.......................................... $23,293,105  $ 18,405,196
                                                           ===========  ============
           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses................... $ 3,123,100  $  2,653,534
  Liabilities to customers................................     996,943       691,377
  Line of credit..........................................   3,784,952           --
  Income taxes............................................     282,329       107,019
  Current portion of long-term debt.......................   1,567,666     2,005,714
  Deferred purchase price.................................     492,510           --
                                                           -----------  ------------
    Total current liabilities.............................  10,247,500     5,457,644
                                                           -----------  ------------
Long-term debt............................................   5,012,092     3,394,286
Subordinated debt-related party...........................         --      4,752,325
Other long-term liabilities...............................     167,755           --
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $1.00 par value: 1,000,000 shares
   authorized;
   no shares issued and outstanding.......................         --            --
  Common stock, $.01 par value: 10,000,000 shares
   authorized; 5,022,001
   and 4,701,666 shares issued and outstanding at January
   3, 1998 and
   December 28, 1996, respectively........................      50,220        47,017
  Additional paid-in capital..............................  15,838,826    15,199,050
  Deferred compensation...................................     (65,862)      (83,363)
  Note receivable--stockholder............................         --       (140,174)
  Cumulative translation adjustment.......................       3,495           --
  Accumulated deficit.....................................  (7,960,921)  (10,221,589)
                                                           -----------  ------------
    Total stockholders' equity............................   7,865,758     4,800,941
                                                           -----------  ------------
      Total liabilities and stockholders' equity.......... $23,293,105  $ 18,405,196
                                                           ===========  ============

                See notes to consolidated financial statements.

                            SPECIALTY CATALOG CORP.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    FISCAL YEAR ENDED
                                          -------------------------------------
                                          JANUARY 3,  DECEMBER 28, DECEMBER 30,
                                             1998         1996         1995
                                          ----------- ------------ ------------
Net sales................................ $43,492,459 $36,271,663  $42,568,120
Cost of sales (including buying,
 occupancy and order
 fulfillment costs)......................  14,967,880  12,810,921   16,423,590
                                          ----------- -----------  -----------
Gross profit.............................  28,524,579  23,460,742   26,144,530
                                          ----------- -----------  -----------
Operating expenses:
  Selling, general and administrative
   expenses..............................  23,431,242  20,185,965   22,835,086
  Restructuring charges..................         --          --       512,943
                                          ----------- -----------  -----------
Total operating expenses.................  23,431,242  20,185,965   23,348,029
                                          ----------- -----------  -----------
Income from operations...................   5,093,337   3,274,777    2,796,501
                                          ----------- -----------  -----------
Interest expense--net....................     821,105   1,657,471    1,917,664
                                          ----------- -----------  -----------
Income before income taxes and
 extraordinary items.....................   4,272,232   1,617,306      878,837
Income taxes.............................   1,792,865     644,047      356,575
                                          ----------- -----------  -----------
Income before extraordinary items........   2,479,367     973,259      522,262
Extraordinary items--loss on early
 extinguishment of debt
 (net of an income tax benefit of
 $149,083)...............................     218,699         --           --
                                          ----------- -----------  -----------
Net income............................... $ 2,260,668 $   973,259  $   522,262
                                          ----------- -----------  -----------
Preferred stock dividends................         --          --      (292,383)
                                          ----------- -----------  -----------
Net income available to common
 shareholders............................ $ 2,260,668 $   973,259  $   229,879
                                          =========== ===========  ===========
Earnings per share--Basic EPS:
  Income before extraordinary items...... $      0.51 $      0.31  $      0.08
  Loss on extraordinary items............ $      0.05 $       --   $       --
                                          ----------- -----------  -----------
  Net income per share................... $      0.46 $      0.31  $      0.08
                                          =========== ===========  ===========
  Weighted average shares outstanding....   4,905,667   3,180,091    2,826,666
                                          =========== ===========  ===========
Earnings per share--Diluted EPS:
  Income before extraordinary items...... $      0.45 $      0.25  $      0.08
  Loss on extraordinary items............ $      0.04 $       --   $       --
                                          ----------- -----------  -----------
  Net income per share................... $      0.41 $      0.25  $      0.08
                                          =========== ===========  ===========
  Weighted average shares outstanding....   5,527,701   3,946,211    3,015,078
                                          =========== ===========  ===========

                See notes to consolidated financial statements.

                            SPECIALTY CATALOG CORP.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                                13% PREFERRED
                                                                        COMMON STOCK       CLASSES A, B AND C       STOCK
                                                                     --------------------  -------------------  ------------
                                                                       SHARES     AMOUNT     SHARES    AMOUNT      SHARES
                                                                     ----------  --------  ----------  -------   ---------
Balance, December 31, 1994.........................................  2,826,666   $ 28,267          --  $    --      22,491
 Exchange of common shares for Class A, Class B,
   and Class C shares.............................................. (2,826,666)   (28,267) 2,826,666    28,267          --
 Net income........................................................          --        --          --       --          --
 Redeemable preferred stock dividends..............................          --        --          --       --          --
                                                                     ----------  --------  ----------  -------   ---------
Balance, December 30, 1995.........................................          --        --    2,826,666  28,267      22,491
                                                                     ----------  --------  ----------  -------   ---------
 Issuance of common stock in connection with initial
   public offering.................................................   1,500,000    15,000          --       --          --
 Exchange of Class A, Class B, and Class C shares
   for common stock................................................   2,826,666    28,267  (2,826,666) (28,267)         --
 Conversion of preferred stock into common stock...................     375,000     3,750          --       --     (22,491)
 Net income........................................................          --        --          --       --          --
 Redeemable preferred stock dividends..............................          --        --          --       --          --
 Forgiveness of preferred stock dividends and related
   accrued interest................................................          --        --          --       --          --
 Deferred compensation.............................................          --        --          --       --          --
 Amortization of deferred compensation.............................          --        --          --       --          --
 Issuance of warrants..............................................          --        --          --       --          --
                                                                     ----------  --------  ----------  -------   ---------
Balance, December 28, 1996.........................................   4,701,666    47,017          --       --          --
                                                                     ----------  --------  ----------  -------   ---------
 Net income........................................................          --        --          --       --          --
 Exercise of stock options.........................................      55,000       550          --       --          --
 Exercise of warrants..............................................     265,335     2,653          --       --          --
 Amortization of deferred compensation.............................          --        --          --       --          --
 Translation adjustments...........................................          --        --          --       --          --
                                                                     ----------  --------  ----------  -------   ---------
Balance, January 3, 1998...........................................   5,022,001  $ 50,220          --  $    --          --
                                                                     ==========  ========  ==========  =======   =========
                                                            13% PREFERRED
                                                               STOCK                  FOREIGN CURRENCY   ADDITIONAL
                                                            -------------   DEFERRED     TRANSLATION      PAID-IN    ACCUMULATED
                                                               AMOUNT     COMPENSATION    ADJUSTMENT      CAPITAL      DEFICIT
                                                            ------------  ------------ ---------------- ------------ -------------
Balance, December 31, 1994................................. $  2,249,100 $        --   $             -- $  4,934,157 $ (11,717,110)
 Exchange of common shares for Class A, Class B,
   and Class C shares......................................           --          --                 --           --            --
 Net income................................................           --          --                 --           --       522,262
 Redeemable preferred stock dividends......................           --          --                 --     (292,383)           --
                                                            ------------ ------------  ---------------- ------------ -------------
Balance, December 30, 1995.................................    2,249,100          --                 --    4,641,774   (11,194,848)
                                                            ------------ ------------  ---------------- ------------ -------------
 Issuance of common stock in connection with initial
   public offering.........................................           --          --                 --    7,739,760            --
 Exchange of Class A, Class B, and Class C shares
   for common stock........................................           --          --                 --           --            --
 Conversion of preferred stock into common stock...........   (2,249,100)         --                 --    2,245,350            --
 Net income................................................           --          --                 --           --       973,259
 Redeemable preferred stock dividends......................           --          --                 --     (146,188)           --
 Forgiveness of preferred stock dividends and related
   accrued interest........................................           --          --                 --      511,542            --
 Deferred compensation.....................................           --     (87,750)                --       87,750            --
 Amortization of deferred compensation.....................           --       4,387                 --           --            --
 Issuance of warrants......................................           --          --                 --      119,062            --
                                                            ------------ ------------  ---------------- ------------ -------------
Balance, December 28, 1996.................................           --     (83,363)                --   15,199,050   (10,221,589)
                                                            ------------ ------------  ---------------- ------------ -------------
 Net income................................................           --          --                 --           --     2,260,668
 Exercise of stock options.................................           --          --                 --      142,429            --
 Exercise of warrants......................................           --          --                 --      497,347            --
 Amortization of deferred compensation.....................           --      17,501                 --           --            --
 Translation adjustments...................................           --          --              3,495           --            --
                                                            ------------ ------------  ---------------- ------------ -------------
Balance, January 3, 1998................................... $         -- $   (65,862)  $          3,495 $ 15,838,826 $  (7,960,921)
                                                            ============ ============  ================ ============ =============

                See notes to consolidated financial statements.

                            SPECIALTY CATALOG CORP.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   FISCAL YEAR ENDED
                                         --------------------------------------
                                         JANUARY 3,   DECEMBER 28, DECEMBER 30,
                                            1998          1996         1995
                                         -----------  ------------ ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income.............................  $ 2,260,668   $  973,259  $   522,262
Adjustments to reconcile net income to
 net cash provided by operating
 activities:
  Extraordinary loss due to early
   extinguishment of debt..............       98,504          --           --
  Interest paid through issuance of
   debt................................          --       237,216      445,333
  Provision for bad debts..............       45,360       22,000      146,004
  Depreciation and amortization........      392,950      276,407      249,127
  Deferred income taxes................      610,052      609,254      350,819
  Amortization of deferred
   compensation........................       17,501        4,387          --
  Changes in operating assets and
   liabilities,
   net of impact of acquisitions:
    Accounts receivable................      (40,664)     525,853     (934,785)
    Inventories........................     (754,929)      87,450     (852,477)
    Prepaid expenses...................      532,858     (414,715)    (288,275)
    Other assets.......................       85,614       87,285      104,935
    Accounts payable and accrued
     expenses..........................      (98,832)  (2,028,204)   1,802,918
    Liabilities to customers...........      305,566      (64,525)    (511,850)
    Income taxes.......................      301,997       25,074      (29,505)
    Other long-term liabilities........        8,334      (18,315)      18,315
                                         -----------   ----------  -----------
Net cash provided by operating
 activities............................  $ 3,764,979   $  322,426  $ 1,022,821
                                         -----------   ----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and
   equipment...........................   (1,051,755)    (148,206)    (413,146)
  Acquisition, net of cash acquired and
   liabilities assumed.................   (4,187,325)         --           --
  Repayments of note receivable........          --           --         7,409
                                         -----------   ----------  -----------
Net cash used in investing activities..  $(5,239,080)  $ (148,206) $  (405,737)
                                         -----------   ----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock.............       16,896    7,754,760          --
  Advances (repayments) on line of
   credit--net.........................    3,752,364   (1,050,000)   1,050,000
  Issuance of long-term debt...........    6,797,771          --           --
  Issuance of junior subordinated debt
   and warrants........................          --       500,000          --
  Repayment of subordinated debt.......   (4,224,683)         --           --
  Repayments of long-term debt.........   (5,650,000)  (6,100,000)  (2,500,000)
                                         -----------   ----------  -----------
Net cash provided by (used in)
 financing activities..................  $   692,348   $1,104,760  $(1,450,000)
                                         -----------   ----------  -----------
Effect of exchange rate changes on cash
 and cash equivalents..................  $    (6,751)         --           --
                                         -----------   ----------  -----------
Increase (decrease) in cash and cash
 equivalents...........................     (788,504)   1,278,980     (832,916)
Cash and cash equivalents, beginning of
 year..................................    1,392,344      113,364      946,280
                                         -----------   ----------  -----------
Cash and cash equivalents, end of year.  $   603,840   $1,392,344  $   113,364
                                         ===========   ==========  ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
  Cash paid during the year for:
    Interest...........................  $ 1,076,949   $1,102,460  $ 1,533,826
                                         ===========   ==========  ===========
    Income taxes.......................  $   734,958   $   66,158  $    35,261
                                         ===========   ==========  ===========

                See notes to consolidated financial statements.

                            SPECIALTY CATALOG CORP.

SUMMARY OF NONCASH TRANSACTIONS:

  During the year ended January 3, 1998, the Company offset $131,146 of note receivable from a stockholder against the portion of the subordinated notes owed to that stockholder.

  During the year ended January 3, 1998, the Company converted $495,000 of junior subordinated debt and $5,000 of accrued interest into $2,653 of common stock and $497,347 of additional paid-in capital as a result of several shareholders' election to apply amounts owed to them under the junior subordinated note as consideration in the exercise of warrants held by them.

  During the year ended January 3, 1998, the Company recorded capital lease obligations of $159,421 related to the acquisition of data processing equipment.

  During the year ended January 3, 1998, the Company recorded deferred purchase price consideration of $492,510 in connection with the acquisition of The Daxbourne Group (see footnote 9).

  During the year ended January 3, 1998, an officer of the Company exercised 55,000 stock options for which the Company recorded a deduction in its income tax payable and an increase in additional paid in capital of $126,087.

  During the years ended December 28, 1996 and December 30, 1995, the Company issued $237,216 and $445,333, respectively, of subordinated debt in lieu of payment of interest.

  During the years ended December 28, 1996 and December 30, 1995, the Company declared dividends on preferred stock of $146,188 and $292,383, respectively. In conjunction with the Company's initial public offering, all shares of preferred stock were converted into common stock and all accumulated dividends, and accrued interest on those dividends, through the date of the offering were irrevocably waived by the holders of the preferred stock as of August 13, 1996.

                See notes to consolidated financial statements.

                            SPECIALTY CATALOG CORP.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  FISCAL YEARS ENDED JANUARY 3, 1998, DECEMBER 28, 1996 AND DECEMBER 30, 1995

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Nature of Business--Specialty Catalog Corp. (the "Company") targets niche consumer product categories, primarily via direct marketing. SC Corporation, the Company's principal operating subsidiary doing business under the name SC Direct ("SC Direct"), is the leading U.S. retailer of women's wigs and hairpieces. Daxbourne International Limited, a subsidiary of SC Direct, is a leading U.K. retailer and wholesaler of women's wigs and hairpieces. SC Publishing, another subsidiary of SC Direct, sells continuing education courses to nurses and CPAs.

  Principles of Consolidation--The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material inter-company balances and transactions have been eliminated in consolidation.

  Translation of Foreign Currencies--The financial statements of the Company's foreign subsidiary are translated from the local currency into U.S. dollars using the current exchange rate at the balance sheet date for assets and liabilities and the average exchange rate prevailing during the period for revenues and expenses. The local currency of its foreign subsidiary is considered to be the functional currency. Exchange gains and losses on inter-company balances of a long-term investment nature are recorded as a charge or credit to stockholders' equity, while other transaction gains and losses are recorded directly to the consolidated statements of operations.

  Cash and Cash Equivalents--Cash and cash equivalents consist of cash and temporary investments with maturities of three months or less when purchased.

  Inventories--Inventories are stated at the lower of cost or market. Cost is determined using the weighted average cost method. A reserve for obsolete inventory is recorded based on the expected realizable value of merchandise. The cost of inventory includes the cost of merchandise, freight, duty, brokerage fees and marine insurance.

  Prepaid Expenses--The costs incurred to develop, print and place direct response advertisements to obtain names of potential customers are recorded as prepaid expenses until the time the advertisement is published, mailed or otherwise made available to potential customers. Direct response advertising for selling purposes is capitalized and amortized over the expected period of future benefit, generally two to four months. For the years ended January 3, 1998, December 28, 1996 and December 30, 1995, advertising expense was $13.7 million, $13.4 million and $16.3 million, respectively.

  Property, Plant and Equipment--Property, plant and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets. Amortization is computed on the straight-line method over the lesser of the estimated useful lives of the related assets or the lease terms.

  Intangibles--Intangible assets consisting of goodwill, covenants not to compete, customer lists, trademarks, and tradenames are amortized using the straight-line method over useful lives of five to thirty years. Management's policy regarding intangible assets is to evaluate the recoverability of its intangible assets when the facts and circumstances suggest that these assets may be impaired. Evaluations consider factors including operating results, business and strategic plans, economic projections, and market emphasis. Evaluations compare expected cumulative, undiscounted operating incomes or cash flows with net book values of related intangible assets. Unrealizable intangible asset values are charged to operations. There were no impairment charges during the fiscal years presented.

                            SPECIALTY CATALOG CORP.

  Other Assets--Other assets consist primarily of deferred financing costs. Deferred financing costs which were incurred by the Company in connection with the BankBoston, N.A. agreements in the U.S. and the U.K. (see footnote 7) are amortized over the life of the underlying indebtedness using the straight-line method. At January 3, 1998, deferred financing costs were $180,190. Deferred financing costs which were incurred by the Company in connection with the Banque Nationale de Paris ("BNP") note were charged as an extraordinary loss in 1997 as part of the refinancing agreement with BankBoston, N.A. The Company recorded an extraordinary charge of $161,567, net of an income tax benefit of $107,711. At December 28, 1996, deferred financing costs were $287,804 under the BNP agreement.

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

  Fair Value of Financial Instruments--Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of the fair value of financial instruments, both assets and liabilities recognized and not recognized in the consolidated balance sheets of the Company, for which it is practicable to estimate fair value. The estimated fair value of financial instruments which are presented herein have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of amounts the Company could realize in a current market exchange.

  The fair value of the Company's cash and cash equivalents, accounts receivable, accounts payable, and line of credit approximate their carrying values at January 3, 1998 and December 28, 1996, due to the short-term maturities of these investments. The carrying value and fair value of the Company's long-term debt at January 3, 1998 was $6,579,758.

  Stock-Based Compensation--In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," which became effective for the Company for periods beginning after December 15, 1995. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on fair value of the equity instruments awarded. Companies are permitted, however, to continue to apply Accounting Principles Board ("APB") Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock-based compensation awards to employees and has disclosed the required pro forma effect on net income and basic and diluted earnings per share (see footnote 11).

  Earnings Per Share--In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share", which is effective for financial statements issued for periods ending after December 15, 1997. This statement required the adoption of new calculation methodologies and enhanced disclosures of basic and diluted earnings per share computations. As required, the Company has adopted SFAS No. 128 in the fourth quarter of 1997 and has restated prior year earnings per share presentations to conform to SFAS No.
128. The Company has prepared a reconciliation of income before extraordinary items available to common shareholders and weighted average shares used in the calculations for basic and diluted earnings per share (see footnote 12).

                            SPECIALTY CATALOG CORP.

  Newly Issued Accounting Statements--In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," which became effective for the Company for periods beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general purpose financial statements. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company believes that the adoption of SFAS No. 130 will not have a material impact on the Company's financial condition or results of operations.

  In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which became effective for the Company for periods beginning after December 15, 1997. SFAS No. 131 establishes standards for the way public companies report selected information about operating segments in annual financial statements and requires those companies to report selected information about segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting Segments of a Business Enterprise," but retains the requirement to report information about major customers. The Company has not yet determined the effects that SFAS No. 131 will have on its financial statements.

  Fiscal Year--The Company is on a 52/53 week fiscal year, ending on the Saturday closest to December 31. The fiscal years ended January 3, 1998, December 28, 1996 and December 30, 1995 consisted of 53/52/52 weeks, respectively. Unless otherwise indicated, "1997" means the Company's fiscal year ended January 3, 1998, "1996" means the Company's fiscal year ended December 28, 1996, and "1995" means the Company's fiscal year ended December 30, 1995.

  Accounting Estimates--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management bases its estimates on historical experiences and on various assumptions which are believed to be reasonable under the circumstances. The primary estimates underlying the Company's financial statements include allowances for doubtful accounts, allowances for returns, and inventory valuation.

  Reclassifications--Certain amounts in the 1995 and 1996 financial statements have been reclassified to conform to the 1997 presentation.

2. PREPAID EXPENSES

  Prepaid expenses at January 3, 1998 and December 28, 1996 consist of the following:

                                                             1997       1996
                                                          ---------- ----------
     Deferred catalog costs.............................. $1,990,877 $2,206,141
     Prepaid advertising.................................    716,503  1,043,005
     Other...............................................    637,295    628,387
                                                          ---------- ----------
                                                          $3,344,675 $3,877,533
                                                          ========== ==========

                            SPECIALTY CATALOG CORP.

3. PROPERTY, PLANT AND EQUIPMENT

  Property, plant and equipment consist of the following at January 3, 1998 and December 28, 1996:

                                              USEFUL
                                               LIFE      1997         1996
                                             -------- -----------  -----------
     Furniture and equipment................  7 years $ 1,511,502  $ 1,141,835
     Building............................... 40 years     328,340          --
     Data processing equipment..............  5 years   3,666,508    2,856,930
     Automobiles............................  3 years     110,907          --
     Leasehold improvements.................      (i)     151,841      115,069
                                             -------- -----------  -----------
                                                        5,769,098    4,113,834
     Less accumulated depreciation and
      amortization..........................           (3,606,295)  (3,298,109)
                                                      -----------  -----------
                                                      $ 2,162,803  $   815,725
                                                      ===========  ===========

    --------
    (i) Lesser of the estimated useful lives of the related assets or the lease term.

  Depreciation and amortization was $308,326, $275,062 and $247,982 for the years ended January 3, 1998, December 28, 1996 and December 30, 1995, respectively.

4. INTANGIBLE ASSETS

  Intangible assets consist of the following at January 3, 1998 and December 28, 1996:

                                                    USEFUL
                                                    LIFE       1997      1996
                                                   -------- ----------  -------
     Goodwill..................................... 30 years $1,792,964  $   --
     Tradenames................................... 30 years  1,162,562   42,445
     Covenant-not-to-compete......................  5 years    820,850      --
     Customer list................................  5 years    254,449      --
                                                   -------- ----------  -------
                                                             4,030,825   42,445
     Less accumulated amortization................             (88,278)  (6,760)
                                                            ----------  -------
                                                            $3,942,547  $35,685
                                                            ==========  =======

  Amortization expense was $84,624, $1,345 and $1,145 for the years ended January 3, 1998, December 28, 1996 and December 30, 1995, respectively.

5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

  Accounts payable and accrued expenses at January 3, 1998 and December 28, 1996 consist of the following:

                                                              1997       1996
                                                           ---------- ----------
     Accounts payable..................................... $1,903,478 $1,534,422
     Accrued compensation.................................    303,305    424,953
     Accrued interest.....................................    115,457    357,542
     Other accrued expenses...............................    800,860    336,617
                                                           ---------- ----------
                                                           $3,123,100 $2,653,534
                                                           ========== ==========

                            SPECIALTY CATALOG CORP.

6. LIABILITIES TO CUSTOMERS

  Liabilities to customers at January 3, 1998 and December 28, 1996 consist of the following:

                                                                 1997     1996
                                                               -------- --------
     Deferred revenue......................................... $265,985 $175,780
     Reserve for returns......................................  730,958  515,597
                                                               -------- --------
                                                               $996,943 $691,377
                                                               ======== ========

  Deferred revenue reflects cash received from customers for ordered items which have not yet been shipped. The reserve for returns represents estimated merchandise to be returned for refunds in the future based on historical return rates applied to recent shipments.

7. LONG-TERM DEBT

  Long-term debt consists of the following at January 3, 1998 and December 28, 1996:

                                                             1997       1996
                                                          ---------- ----------
     BankBoston, N.A. (Term Loan), due 2001.............. $4,750,000 $      --
     BankBoston, N.A. (U.K. Term Loan), due 2001.........  1,829,758        --
     BNP term advance, due 1999..........................        --   5,400,000
     SC Holdings LLC Subordinated Note, due 2002.........        --   3,680,186
     SC Holdings LLC PIK Note, due 2002..................        --     682,549
     Junior Subordinated Note, due 1999..................        --     389,590
                                                          ---------- ----------
                                                           6,579,758 10,152,325
     Less current portion................................  1,567,666  2,005,714
                                                          ---------- ----------
                                                          $5,012,092 $8,146,611
                                                          ========== ==========

  In March 1997, the Company entered into an $11 million credit facility with BankBoston, N.A. (the "BKB Agreement") for the purpose of refinancing its existing senior and subordinated debt and to provide for the capital expenditures and working capital needs of the Company. The BKB Agreement provided for a $5 million term loan (the "Term Loan") and a $6 million revolving line of credit (the "Line of Credit"). The Term Loan and the Line of Credit bear interest rates based on either a base rate, as defined in the BKB agreement, or a LIBOR contract rate. As of January 3, 1998, the Term Loan was under a LIBOR contract rate of 6.75% for $4,500,000 and 7.69% for $250,000. As of January 3, 1998, a portion of the Line of Credit was under LIBOR contract rates ranging from 7.40% to 7.69% and the remainder of the Line of Credit was at the base rate of 8.75%. The Company is required to pay a commitment fee varying from 0.375% to 0.50% per annum on the unused portion of the commitment. At January 3, 1998, $3,054,115 was available under this Line of Credit.

  In March 1997, the Company used the proceeds from the Term Loan and $500,000 under the Line of Credit to pay off its remaining indebtedness to Banque Nationale de Paris ("BNP"). In conjunction with this repayment, the Company recorded a $161,567 extraordinary loss on the early retirement of debt (net of an income tax benefit of $107,711). Also in March 1997, the Company repaid $1,896,913 of principal and accrued interest on the SC Holdings LLC Subordinated Note and SC Holdings PIK Note, with $1,765,767 repaid from proceeds from the Line of Credit and $131,146 repaid by offsetting a note receivable from a stockholder. In April 1997, the Company used proceeds from the Line of Credit to repay its remaining senior subordinated debt in the amount of $2,901,496 of principal and accrued interest.

  Due to its working capital constraints, on June 1, 1996, the Company entered into an agreement with Martin E. Franklin, a director of the Company, and two associates of Mr. Franklin, pursuant to which Mr. Franklin and

                            SPECIALTY CATALOG CORP.

such associates loaned the Company $495,000. In connection with such loan, Mr. Franklin and his associates purchased for $5,000 a warrant to acquire an aggregate of 265,335 shares of the Company's Common Stock at an aggregate exercise price of $500,000. In April 1997, the holders of these warrants elected to apply amounts owed under the junior subordinated note as consideration to be paid for 265,335 shares of the Company's Common Stock. In conjunction with this transaction, the Company recorded a $57,132 extraordinary loss on the early retirement of debt (net of an income tax benefit of $41,372).

  On October 3, 1997, the Company amended the existing BKB Agreement (the "Amended BKB Agreement") and entered into an additional $4.0 million credit agreement with BankBoston, N.A., acting through its London Branch (the "BKB U.K. Agreement"), in connection with the Company's acquisition of The Daxbourne Group (see footnote 9). The Amended BKB Agreement extended the maturity date of borrowings from March 2001 to October 2001, with the Term Loan having a new four year repayment schedule with $1.25 million due in each of the next three years and $1,000,000 due in 2001.

  The BKB U.K. Agreement provides for an approximate $1.8 million term loan (the "U.K. Term Loan") and for an approximate $2.2 million revolving line of credit (the "U.K. Line of Credit"). The U.K. Term Loan and the U.K. Line of Credit bear interest rates based on either a Sterling base rate, as defined by the BKB U.K. Agreement, or a LIBOR contract rate. The BKB U.K. Agreement matures in October 2001, with the U.K. Term Loan having a four year repayment schedule with approximate repayments of $318,000 due in 1998, $470,000 due in 1999, $544,000 due in 2000, and $498,000 due in 2001. As of January 3, 1998,
the U.K. Term Loan and U.K. Line of Credit were under a LIBOR contract rate of 9.03%. The Company is required to pay a commitment fee varying from 0.375% to 0.50% per annum on the unused portion of the commitment. At January 3, 1998, $335,933 was available under this U.K. Line of Credit.

  The Amended BKB Agreement and the BKB U.K. Agreement (collectively the "Consolidated Credit Facility") are cross collateralized by a first perfected security interest in all tangible and intangible assets of the Company. The Consolidated Credit Facility is subject to certain consolidated covenants, including but not limited to leverage and debt service coverage ratios, minimum earnings requirements, and a restriction on the payment of cash dividends on the Company's common stock. The aggregate maturities of long-term debt after January 3, 1998 are as follows:

     FISCAL
     YEAR                                                               AMOUNT
     ------                                                           ----------
     1998............................................................ $1,567,666
     1999............................................................  1,720,146
     2000............................................................  1,793,845
     2001............................................................  1,498,101
                                                                      ----------
                                                                      $6,579,758
                                                                      ==========

8. SALE OF ASSETS

  On June 27, 1997, the Company's subsidiary, SC Publishing, sold its business of continuing education for California real estate professionals. The sales price of $212,250 included a license to use the trade name Western Schools(R) for real estate courses, all related inventory for existing courses, and title and rights to its real estate courses, both existing and under development. The Company recognized a pre-tax gain, included in selling, general, and administrative expenses, on the sale of these assets of $121,980. The Company will also receive an annual royalty fee each year for a three-year period equal to the greater of (i) $25,000 and (ii) 5% of the revenue received by the buyer from sales of courses sold under the Company's trade name.

                            SPECIALTY CATALOG CORP.

9. DAXBOURNE ACQUISITION

  In October 1997, the Company, through its new subsidiary, Daxbourne International Limited, acquired substantially all of the assets of Daxbourne Limited and its wholly owned subsidiaries, which consisted of Postinstant Limited and MC Hairways Limited (collectively, the "Sellers" or "The Daxbourne Group").

  As part of this transaction, the Company acquired substantially all of the assets of The Daxbourne Group including inventory, real property, physical plant and equipment, intangible assets and other assets used in connection with the Sellers' business. As aggregate consideration for this acquisition, the Company paid $3,629,000 at the closing of the transaction (the "Closing"), incurred acquisition costs of approximately $762,000, agreed to assume certain trade liabilities of the Sellers totaling $387,000, and agreed to pay approximately $493,000, without interest, to the Sellers on the one year anniversary of the Closing. The excess of consideration paid including deferred consideration, over the fair value of net assets acquired, recorded as goodwill in the accompanying balance sheet, totaled $1,792,964 (see footnote 4). The Company financed this acquisition primarily through its BKB U.K. Agreement with $1.8 million of proceeds from the U.K. Term Loan and $1.8 million of proceeds from the U.K. Line of Credit.

10. PREFERRED STOCK

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

11. STOCKHOLDERS' EQUITY

  Common Stock--In 1995, the Company's Board of Directors and holders of common stock elected to recapitalize the common stock into three classes, Class A, Class B and Class C. Holders of Class A shares were entitled to one vote per share while holders of Class B and Class C shares were entitled to one-half vote per share and one and one-half votes per share, respectively. All dividend and liquidation rights remained unchanged. Upon sale, disposition or other transfer of any share(s) of Class B common stock by the original holder thereof, (i) such share(s) shall automatically and immediately convert into an equal number of shares of Class A common stock, and (ii) an equal number of shares of Class C common stock shall automatically and immediately convert into an equal number of shares of Class A common stock. All shareholders received one share of Class A for each share of common with the exceptions of one shareholder who received one-half share of Class A and one-half share of Class B for each share of common and another shareholder who received one-half share of Class A and one-half share of Class C for each share of common.

  On October 17, 1996, the Company completed an initial public offering of 1.5 million shares of its common stock at an initial offering price of $6.50 per share. Net proceeds to the Company after offering expenses were $7,754,760. Coincidental with the offering, the Company increased the number of authorized common shares from 6,510,200 to 10 million, converted on a one-for-one basis the outstanding shares of Class A, Class B and Class C shares into common stock, and effected a 325.51-for-one split of outstanding common stock. All numbers of common shares and per share data in the accompanying consolidated financial statements for the years ended December 28, 1996 and December 30, 1995 have been adjusted for the stock split.

  Stock Compensation Plan--On October 17, 1996, the Company adopted the 1996 Stock Incentive Plan (the "Plan") which authorized the issuance of up to 500,000 shares of Common Stock through the grant of stock options and awards of restricted stock. Each option has a maximum term of ten years from the date of grant,

                            SPECIALTY CATALOG CORP.

subject to early termination. The per share exercise price for options granted under the plan will (i) not be less than the fair market value of a share of the Company's common stock on the date of the grant and (ii) not be less than the initial public offering price of $6.50 per share.

  Stock option activity is summarized below:

                                                                        WEIGHTED
                                                             EXERCISE   AVERAGE
                                                             PRICE PER  EXERCISE
                                                  SHARES       SHARE     PRICE
                                                 ---------  ----------- --------
     Outstanding December 31 , 1994.............   582,999  $      0.31  $0.31
     Granted....................................       --           --     --
     Exercised..................................       --           --     --
     Forfeited or expired.......................       --           --     --
                                                 ---------  -----------  -----
     Outstanding December 30, 1995..............   582,999  $      0.31  $0.31
     Granted....................................   327,150  $5.33-$6.50  $6.23
     Exercised..................................       --           --     --
     Forfeited or expired.......................    (7,500) $      6.50  $6.50
                                                 ---------  -----------  -----
     Outstanding, December 28, 1996.............   902,649  $0.31-$6.50  $2.40
     Granted....................................   176,235  $6.50-$6.88  $6.55
     Exercised..................................   (55,000) $      0.31  $0.31
     Forfeited or expired.......................   (16,150) $      6.50  $6.50
                                                 ---------  -----------  -----
     Outstanding, January 3, 1998............... 1,007,734  $0.31-$6.88  $3.18
                                                 =========  ===========  =====

  Options exercisable at January 3, 1998, December 28, 1996 and December 30, 1995 were 648,229, 538,444 and 60,618, respectively. The options outstanding as of January 3, 1998 have weighted average remaining contractual lives of 6.9 years for the $0.31 options issued in 1994, 8.8 years for the $5.33-$6.50 options granted in 1996 and 9.6 years for the $6.50-$6.88 options granted in 1997.

  The Company applies APB Opinion No. 25 and related interpretations in accounting for the Plan and therefore no compensation cost has been recognized for options granted under the Plan provisions. Had compensation cost been determined based on the fair value at the grant dates for options granted with the method prescribed by Statement of Financial Accounting Standards No. 123 "Accounting for Stock-based Compensation", the Company's net income and basic and diluted earnings per share would have been changed to the pro forma amounts indicated below:

                                                               1997      1996
                                                            ---------- --------
     Net income:
       As reported......................................... $2,260,668 $973,259
                                                            ---------- --------
       Pro-forma........................................... $2,105,590 $925,385
                                                            ========== ========
     Basic earnings per share:
       As reported......................................... $     0.46 $   0.31
                                                            ========== ========
       Pro-forma........................................... $     0.43 $   0.29
                                                            ========== ========
     Diluted earnings per share:
       As reported......................................... $     0.41 $   0.25
                                                            ========== ========
       Pro-forma........................................... $     0.38 $   0.23
                                                            ========== ========

                            SPECIALTY CATALOG CORP.

  The fair value of each option grant used to compute pro-forma net income and basic and diluted earnings per share disclosures is the estimated present value on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for 1997 and 1996, respectively: expected volatility of 8.23% and 60.14%, a risk free interest rate of 5.65% and 6.38% and an expected holding period of 6 years.

  Stock Warrants--In connection with the issuance of 11.5% junior subordinated notes on August 12, 1996, the Company issued warrants to purchase 265,335 shares of common stock for an aggregate exercise price of $500,000 ($1.8844 per share). As discussed in Note 7, these warrants were exercised in 1997.

12. RECONCILIATION OF BASIC AND DILUTED EARNINGS PER SHARE

  The following data shows the amounts used in computing basic and diluted earnings per share for income before extraordinary items and the effects of potentially dilutive securities on the weighted average number of shares outstanding.

                                                FOR THE FISCAL YEARS ENDED
                                           ------------------------------------
                                           JANUARY 3, DECEMBER 28, DECEMBER 30,
                                              1998        1996         1995
                                           ---------- ------------ ------------
     Income before extraordinary items.... $2,479,367  $  973,259   $  522,262
     Less: preferred stock dividends......        --          --      (292,383)
                                           ----------  ----------   ----------
     Income before extraordinary items
      available to common shareholders.... $2,479,367  $  973,259   $  229,879
                                           ----------  ----------   ----------
     BASIC EPS............................ $     0.51  $     0.31   $     0.08
                                           ----------  ----------   ----------
     Basic weighted average shares
      outstanding.........................  4,905,667   3,180,091    2,826,666
                                           ==========  ==========   ==========
     EFFECT OF DILUTIVE SECURITIES
     Stock options........................    568,455     574,124          --
     Warrants.............................     53,579     191,996      188,412
                                           ----------  ----------   ----------
     Income before extraordinary items
      available to common shareholders
      plus assumed conversions............ $2,479,367  $  973,259   $  229,879
                                           ==========  ==========   ==========
     DILUTED EPS.......................... $     0.45  $     0.25   $     0.08
                                           ----------  ----------   ----------
     Diluted weighted average shares
      outstanding.........................  5,527,701   3,946,211    3,015,078
                                           ==========  ==========   ==========

  Options to purchase 2,500 shares of common stock at $6.88 per share were not included in computing diluted EPS for the year ended January 3, 1998 because their effects are antidilutive. There were not any options during the years ended December 28, 1996 and December 30, 1995 whose effects were excluded because they were antidilutive.

13. RESTRUCTURING CHARGES

  During 1995, the Company restructured by consolidating its operations in one geographic area in order to reduce costs and utilize resources more efficiently. Specifically, restructuring charges included:

     Office closure costs.............................................. $212,860
     Employee severance................................................  300,083
                                                                        --------
       Total........................................................... $512,943
                                                                        ========

  All expenditures related to this charge were paid in 1995.

                            SPECIALTY CATALOG CORP.

14. INCOME TAXES

  The provision for income taxes consists of the following at January 3, 1998, December 28, 1996 and December 30, 1995:

                                                      1997       1996     1995
                                                   ----------  -------- --------
     Current:
       Federal.................................... $  788,683  $ 30,696 $    --
       State......................................    340,441     4,097    5,756
       Foreign....................................     53,689       --       --
                                                   ----------  -------- --------
                                                    1,182,813    34,793    5,756
                                                   ==========  ======== ========
     Deferred:
       Federal....................................    593,128   517,866  298,196
       State......................................     21,602    91,388   52,623
       Foreign....................................     (4,678)      --       --
                                                   ----------  -------- --------
                                                      610,052   609,254  350,819
                                                   ----------  -------- --------
       Total...................................... $1,792,865  $644,047 $356,575
                                                   ==========  ======== ========

  Deferred income tax assets and liabilities consist of the following at January 3, 1998 and December 28, 1996:

                                                             1997       1996
                                                          ---------- ----------
     Deferred income tax assets:
       Net operating loss carryforwards.................. $5,168,319 $6,582,150
       Operating reserves................................    251,071    154,476
       Inventory.........................................    383,820    312,484
       Property, plant and intangibles...................    519,014        --
       Other.............................................        --      28,452
                                                          ---------- ----------
                                                           6,322,224  7,077,562
                                                          ---------- ----------
     Deferred income tax liabilities:
       Deferred catalog costs............................    762,174    882,456
       Other.............................................        --      25,004
                                                          ---------- ----------
                                                             762,174    907,460
                                                          ---------- ----------
     Net deferred income tax asset....................... $5,560,050 $6,170,102
                                                          ========== ==========

  Reconciliation of the statutory Federal income tax rate and the effective rate of the provision for income taxes for the years ended January 3, 1998, December 28, 1996 and December 30, 1995 is as follows:

                                                               1997  1996  1995
                                                               ----  ----  ----
     Statutory Federal income tax rate........................ 34.0% 34.0% 34.0%
     State taxes, net of Federal income tax benefits..........  6.1   5.8   6.6
     Other....................................................  1.9    --    --
                                                               ----  ----  ----
                                                               42.0% 39.8% 40.6%
                                                               ====  ====  ====

                            SPECIALTY CATALOG CORP.

  The Company has recorded a deferred tax asset of $5,560,050 primarily reflecting the benefit of $16,875,378 of net operating loss carryforwards which expire in varying amounts between 1998 and 2010. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. The use of the net operating losses is subject to an annual limitation of $1,555,125 due to a change in control of the Company pursuant to Section 382. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized.

15. COMMITMENTS AND CONTINGENCIES

  Lease Commitments--Certain non-cancelable leases are classified as capital leases, and the leased assets are included as part of "Property, plant and equipment." The obligations of the Company under such leases are collateralized by the leased equipment. Other leases are classified as operating leases and are not capitalized. Future minimum lease payments under capital leases are included in other long-term liabilities and are as follows:

     YEAR                                                               AMOUNT
     ----                                                              --------
     1998............................................................. $ 63,197
     1999.............................................................   63,197
     2000.............................................................   62,187
                                                                       --------
     Total minimum lease payments.....................................  188,581
       Less--amounts representing interest............................   29,766
                                                                       --------
     Present value of minimum lease payments.......................... $158,815
                                                                       ========

  Operating Leases--The Company leases certain administrative, warehousing and other facilities under operating leases. The following is a schedule of future minimum rental payments under non-cancelable operating leases as of January 3, 1998:

     YEAR                                                               AMOUNT
     ----                                                             ----------
     1998............................................................ $  450,189
     1999............................................................    496,026
     2000............................................................    533,529
     2001............................................................    283,527
     2002............................................................    130,684
                                                                      ----------
                                                                      $1,893,955
                                                                      ==========

  Management expects that, in the normal course of business, expiring leases will be renewed or replaced by other leases. Rent expense under operating leases for the years ended January 3, 1998, December 28, 1996 and December 30, 1995 was $490,292, $362,676 and $438,450, respectively.

  Employment and Bonus Agreements--The Company has employment and bonus agreements with two executive officers through December 31, 1999. The Company's salary commitment under these agreements aggregates $1,070,000 at January 3, 1998 as follows:

     1998............................................................ $  525,000
     1999............................................................    545,000
                                                                      ----------
                                                                      $1,070,000
                                                                      ==========

  In addition, the two executive officers, along with all other salaried employees, may earn certain other bonuses based on the Company's achievement of certain operating targets.

                            SPECIALTY CATALOG CORP.

16. EMPLOYEE BENEFIT PLAN

  The Company maintains a qualified defined contribution plan, under the provisions of Section 401(k) of the Internal Revenue Code, covering substantially all United States employees. Under the terms of the plan, eligible employees may make contributions up to 15% of pay, subject to statutory limitations. Contributions not exceeding 5% of an employee's pay are matched 40% by the Company. The Company may, at its discretion, make an additional year-end contribution. Employee contributions are always fully vested. Company contributions vest 20% for each completed year of service, becoming fully vested after five years of service. Matching contributions by the Company under the plan were $85,678, $71,176 and $67,188 in 1997, 1996 and 1995, respectively. No discretionary contributions have been made to the plan.

17. FINANCIAL INFORMATION BY GEOGRAPHIC AREA

  The Company markets its products in two major geographic areas, the United States and the United Kingdom. Certain information by geographic area follows:

               1997                UNITED STATES UNITED KINGDOM(1) CONSOLIDATED
               ----                ------------- ----------------- ------------
Net sales.........................  $42,320,083     $1,172,376     $43,492,459
Income before income taxes and
 extraordinary items..............    4,138,168        134,064       4,272,232
Net income........................    2,180,293         80,375       2,260,668
Assets............................   17,782,691      5,510,414      23,293,105
Liabilities.......................   10,000,803      5,426,544      15,427,347
               1996                UNITED STATES  UNITED KINGDOM   CONSOLIDATED
               ----                ------------- ----------------- ------------
Net sales.........................  $36,271,663     $      --      $36,271,663
Income before income taxes and
 extraordinary items..............    1,617,306            --        1,617,306
Net income........................      973,259            --          973,259
Assets............................   18,405,196            --       18,405,196
Liabilities.......................   13,604,255            --       13,604,255
               1995                UNITED STATES  UNITED KINGDOM   CONSOLIDATED
               ----                ------------- ----------------- ------------
Net sales.........................  $42,568,120     $      --      $42,568,120
Income before income taxes and
 extraordinary items..............      878,837            --          878,837
Net income........................      522,262            --          522,262
Assets............................   18,170,360            --       18,170,360
Liabilities.......................   22,586,241            --       22,586,241

--------
(1) The financial information included in the United Kingdom column represents the assets and liabilities as of January 3, 1998, and activity for the period from October 3, 1997 through January 3, 1998 which are included in the Company's year ended January 3, 1998 consolidated financial statements.

                            SPECIALTY CATALOG CORP.

18. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

            1997                1ST QUARTER  2ND QUARTER 3RD QUARTER 4TH QUARTER
            ----                -----------  ----------- ----------- -----------
Net sales.....................  $10,973,253  $11,273,442 $9,285,242  $11,960,522
Gross profit..................    7,186,806    7,615,786  6,028,257    7,693,730
Income (loss) before
 extraordinary items..........     (555,937)   1,088,094    842,162    1,105,048
Net income (loss).............     (717,504)   1,030,962    842,162    1,105,048
Earnings (loss) per share--
 Basic EPS
  Income (loss) before
   extraordinary items (1)....       ($0.12)       $0.22      $0.17        $0.22
  Net income (loss)...........       ($0.15)       $0.21      $0.17        $0.22
  Weighted average shares
   outstanding................    4,701,666    4,929,096  4,967,001    5,016,389
Earnings (loss) per share--
 Diluted EPS
  Income (loss) before
   extraordinary items........       ($0.12)       $0.20      $0.15        $0.20
  Net income (loss)...........       ($0.15)       $0.19      $0.15        $0.20
  Weighted average shares
   outstanding................    4,701,666    5,534,395  5,543,028    5,540,784
            1996                1ST QUARTER  2ND QUARTER 3RD QUARTER 4TH QUARTER
            ----                -----------  ----------- ----------- -----------
Net sales.....................  $ 9,277,568  $ 9,477,173 $8,209,754  $ 9,307,168
Gross profit..................    5,774,313    5,977,187  5,516,524    6,192,718
Net income (loss) available to
 common shareholders(2).......     (175,817)     178,929    343,848      480,110
Earnings (loss) per share--
 Basic EPS
  Net income (loss) available
   to common shareholders.....       ($0.06)       $0.06      $0.12        $0.11
  Weighted average shares out-
   standing...................    2,826,666    2,826,666  2,826,666    4,244,248
Earnings (loss) per share--
 Diluted EPS
  Net income (loss) available
   to common shareholders.....       ($0.06)       $0.05      $0.10        $0.09
  Weighted average shares
   outstanding................    2,826,666    3,570,523  3,570,523    5,090,925

--------
(1) In 1997, the Company recorded a $218,699 extraordinary loss on the early retirement of debt (net of an income tax benefit of $149,083) (see footnote 7).

(2) During the six-month period ended June 29, 1996 the Company declared preferred stock dividends of $146,188. In conjunction with the Company's initial public offering, all shares of preferred stock were converted into common stock and all accumulated dividends through the date of the offering were irrevocably waived by the holders of the preferred stock as of August 13, 1996.

                            SPECIALTY CATALOG CORP.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                           COLUMN A   COLUMN B   COLUMN C   COLUMN D  COLUMN E
                          ---------- ---------- ---------- ---------- ---------
                                           ADDITIONS
                                     ---------------------
                          BALANCE AT CHARGED TO  CHARGED               BALANCE
                          BEGINNING  COSTS AND   TO OTHER              AT END
       DESCRIPTION        OF PERIOD   EXPENSES   ACCOUNTS  DEDUCTIONS OF PERIOD
       -----------        ---------- ---------- ---------- ---------- ---------
YEAR ENDED JANUARY 3,
 1998:
  Allowance for doubtful
   accounts..............  $ 72,197   $ 45,360         --  $   38,057 $ 79,500
  Reserve for returns....  $515,597        --   $8,311,507 $8,096,146 $730,958
YEAR ENDED DECEMBER 28,
 1996:
  Allowance for doubtful
   accounts..............  $160,000   $ 22,000         --  $  109,803 $ 72,197
  Reserve for returns....  $641,266        --   $7,574,181 $7,699,850 $515,597
YEAR ENDED DECEMBER 30,
 1995:
 Allowance for doubtful
  accounts...............  $ 42,068   $146,004         --  $   28,072 $160,000
 Reserve for returns.....  $997,299        --   $8,298,427 $8,654,460 $641,266

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The response to this item is contained in part under the caption "Executive Officers of the Registrant" in Part I, Item 1A hereof and the remainder is incorporated herein by reference from the discussion responsive thereto under the caption "Election of Directors" in the Company's Proxy Statement relating to the 1998 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION

  The response to this item is incorporated by reference from the discussion responsive thereto under the following captions in the Company's Proxy Statement relating to the 1998 Annual Meeting of Shareholders:

  "Election of Directors" and "Executive Compensation"

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Principal Shareholders" in the Company's Proxy Statement relating to the 1998 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Certain Transactions" in the Company's Proxy Statement relating to the 1998 Annual Meeting of Shareholders.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (A)  1. FINANCIAL STATEMENTS
           The financial statements are listed under Part II, Item 8 of this Report
        2. FINANCIAL STATEMENT SCHEDULE
           The financial statement schedule is listed under Part II, Item 8 of this Report
        3. EXHIBITS
           The exhibits are listed below under Part IV, Item 14(C) of this Report.
   (B)     REPORTS ON FORM 8-K
           On October 17, 1997, the Company filed a report on Form 8-K and on December 10, 1997, an amendment thereto on Form 8-K/A with the Securities and Exchange Commission regarding the acquisition of The
           Daxbourne Group.

  (C) EXHIBITS

  EXHIBIT
    NO.                                DESCRIPTION
  -------                              -----------
    3.1   Certificate of Incorporation of the Registrant, as amended. Filed as
          Exhibit 3.01 to Specialty Catalog Corp.'s Form S-1, File No. 333-
          10793.
    3.2   By-Laws of the Registrant, as amended. Filed as Exhibit 3.02 to
          Specialty Catalog Corp.'s Form S-1, File No. 333-10793.
    4.1   Specimen Certificate representing the Common Stock, par value $0.01 per share. Filed as Exhibit 4.01 to Specialty Catalog Corp.'s Form S-
          1, File No. 333-10793.
   10.1   1996 Stock Option Plan. Filed as Exhibit 10.01 to Specialty Catalog
          Corp.'s Form S-1, File No. 333-10793.
   10.2   Employment Agreement dated as of October 4, 1996 between the
          Registrant and Steven L. Bock. Filed as Exhibit 10.02 to Specialty
          Catalog Corp.'s Form S-1, File No. 333-10793.
   10.3   Employment Agreement dated as of October 4, 1996 between the
          Registrant and Stephen M. O'Hara. Filed as Exhibit 10.03 to Specialty
          Catalog Corp.'s Form S-1, File No. 333-10793.
   10.4   Credit Agreement dated November 24, 1994 between the Bank Nationale de Paris ("BNP") and Wigs By Paula, Inc., predecessor to the
          Registrant ("Wigs"). Filed as Exhibit 10.04 to Specialty Catalog
          Corp.'s Form S-1, File No. 333-10793.
   10.5   First Amendment, Waiver and Consent to the Credit Agreement dated
          August 16, 1995 between BNP and the Registrant. Filed as Exhibit
          10.05 to Specialty Catalog Corp.'s Form S-1, File No. 333-10793.
   10.6   Second Amendment, Waiver and Consent to the Credit Agreement dated
          August 14, 1996 between BNP and the Registrant. Filed as Exhibit
          10.06 to Specialty Catalog Corp.'s Form S-1, File No. 333-10793.
   10.7   Security Agreement dated as of November 23, 1994 between Wigs and
          BNP. Filed as Exhibit 10.07 to Specialty Catalog Corp.'s Form S-1,
          File No. 333-10793.
   10.8   Trademark and Copyright Security Agreement dated as of November 23,
          1994 between Wigs, BNP and other guarantors named therein. Filed as
          Exhibit 10.08 to Specialty Catalog Corp.'s Form S-1, File No. 333-
          10793.
   10.9   Pledge Agreement dated as of November 23, 1994 between SC Corporation and BNP. Filed as Exhibit 10.09 to Specialty Catalog Corp.'s Form S-
          1, File No. 333-10793.
  10.10   Pledge Agreement dated as of November 23, 1994 between the
          Registrant, SC Holdings, L.L.C. and BNP. Filed as Exhibit 10.10 to
          Specialty Catalog Corp.'s Form S-1, File No. 333-10793.
  10.11   Guaranty dated November 23, 1994 between the Registrant, Western
          Schools, Inc., Royal Advertising & Marketing, Inc., BNP and the Hedge
          Banks. Filed as Exhibit 10.11 to Specialty Catalog Corp.'s Form S-1,
          File No. 333-10793.
  10.12   Guaranty dated November 23, 1994 between SC Corporation, BNP, and the
          Hedge Banks. Filed as Exhibit 10.12 to Specialty Catalog Corp.'s Form
          S-1, File No. 333-10793.
  10.13   Guaranty dated November 30, 1994 between the Registrant, SC Holdings
          L.L.C., BNP, and the Hedge Banks. Filed as Exhibit 10.13 to Specialty
          Catalog Corp.'s Form S-1, File No. 333-10793.
  10.14   Agreement dated June 1, 1996 between SC Direct, Inc., the Registrant and Martin E. Franklin. Filed as Exhibit 10.14 to Specialty Catalog
          Corp.'s Form S-1, File No. 333-10793.
  10.15   Debtor Securities Purchase Agreement dated November 23, 1994 between
          WIGS, L.P. and SC Corporation. Filed as Exhibit 10.15 to Specialty
          Catalog Corp.'s Form S-1, File No. 333-10793.

  EXHIBIT
    NO.                                DESCRIPTION
  -------                              -----------
  10.16   Pledge and Security Agreement dated November 30, 1994 between WIGS,
          L.P. and SC Corporation. Filed as Exhibit 10.16 to Specialty Catalog
          Corp.'s Form S-1, File No. 333-10793.
  10.17   Promissory Note dated November 23, 1994 in the principal amount of
          $147,583 from WIGS, L.P. to SC Corporation. Filed as Exhibit 10.17 to
          Specialty Catalog Corp.'s Form S-1, File No. 333-10793.
  10.18   Lease dated July 10, 1985 between Simon D. Young, Trustee of the
          Sandpy Realty Trust, ("Trustee"), and Wigs for premises located at 21
          Bristol Drive, South Easton, MA. Filed as Exhibit 10.18 to Specialty
          Catalog Corp.'s Form S-1, File No. 333-10793.
  10.19   First Amendment of Lease, dated March 15, 1986, between the Trustee and Wigs. Filed as Exhibit 10.19 to Specialty Catalog Corp.'s Form S-
          1, File No. 333-10793.
  10.20   Second Amendment to Lease, dated March 1, 1989, between the Trustee and Wigs. Filed as Exhibit 10.20 to Specialty Catalog Corp.'s Form S-
          1, File No. 333-10793.
  10.21   Third Amendment to Lease, dated October 22, 1993 between the Trustee and Wigs. Filed as Exhibit 10.21 to Specialty Catalog Corp.'s Form S-
          1, File No. 333-10793.
  10.22   Letter Agreement, dated February 21, 1995 between the Trustee and SC
          Corporation. Filed as Exhibit 10.22 to Specialty Catalog Corp.'s Form
          S-1, File No. 333-10793.
  10.23   Lease, dated October 20, 1995 between Fredric Snyderman as Trustee of
          JV Realty Trust and SC Direct Inc. for the premises at 23 Norfolk
          Avenue. Filed as Exhibit 10.23 to Specialty Catalog Corp.'s Form S-1,
          File No. 333-10793.
  10.24   Printing Agreement, dated January 1, 1995 between Quebecor Printing
          (USA) Corp. and the Registrant, as amended. Filed as Exhibit 10.24 to
          Specialty Catalog Corp.'s Form S-1, File No. 333-10793.
  10.25   Amended and Restated Registration Rights Agreement, dated October 3,
          1996 between the Registrant and certain of the Registrant's stockholders, as amended. Filed as Exhibit 10.25 to Specialty Catalog
          Corp.'s Form S-1, File No. 333-10793.
  10.26   First Amended and Restated Joint Plan of Reorganization of SC
          Corporation, Western Schools, Inc. and Wigs by Paula dated September
          21, 1994. Filed as Exhibit 10.26 to Specialty Catalog Corp.'s Form S-
          1, File No. 333-10793.
  10.27   AT&T Contract Tariff Order dated February 9, 1995 between AT&T and the Registrant. Filed as Exhibit 10.27 to Specialty Catalog Corp.'s
          Form S-1, File No. 333-10793.
  10.28   Shareholder's Agreement dated as of November 30, 1994 between the
          Registrant, SC Holdings L.L.C., SC Corporation and certain shareholders. (Shareholder's Agreement"). Filed as Exhibit 10.28 to
          Specialty Catalog Corp.'s Form S-1, File No. 333-10793.
  10.29   Amendment No. 1 to Shareholder's Agreement. Filed as Exhibit 10.29 to
          Specialty Catalog Corp.'s Form S-1, File No. 333-10793.
  10.30   SC Holdings L.L.C. Limited Liability Company Agreement. Filed as
          Exhibit 10.30 to Specialty Catalog Corp.'s Form S-1, File No. 333-
          10793.
  10.31   Supplemental Defined Contribution Plan. Filed as Exhibit 10.31 to
          Specialty Catalog Corp.'s Form S-1, File No. 333-10793.
  10.32   Form of Indemnification Agreement of Directors. Filed as Exhibit
          10.32 to Specialty Catalog Corp.'s Form S-1, File No. 333-10793.
  10.33   Form of Warrant, dated August 12, 1996. Filed as Exhibit 10.33 to
          Specialty Catalog Corp.'s Form S-1, File No. 333-10793.
  10.34   Form of Subordinated Note, dated August 12, 1996. Filed as Exhibit
          10.34 to Specialty Catalog Corp.'s Form S-1, File No. 333-10793.

  EXHIBIT
    NO.                                DESCRIPTION
  -------                              -----------
  10.35   Fee Letter. Filed as Exhibit 10.35 to Specialty Catalog Corp.'s Form
          S-1, File No. 333-10793.
  10.36   Net Building Lease dated March 7, 1997 between Campanelli Investment
          Properties and the Registrant for premises located at 525 Campanelli
          Industrial Drive, Brockton, MA. Filed as Exhibit 10.36 to Specialty
          Catalog Corp.'s Form 10-K, dated March 27, 1997, File No. 0-21499.
  10.37   Credit Agreement dated March 12, 1997 between The First National Bank of Boston and the Registrant. Filed as Exhibit 10.37 to Specialty
          Catalog Corp.'s Form 10-K, dated March 27, 1997, File No. 0-21499.
  10.38   Amendment No. 2 to Printing Agreement, dated January 1, 1995 between
          Quebecor Printing (USA) Corp. and the Registrant, as amended, dated
          December 31, 1996. Filed as Exhibit 10.38 to Specialty Catalog
          Corp.'s Form 10-K, dated March 27, 1997, File No. 0-21499.
  10.39   First Amendment to Credit Agreement dated as of October 3, 1997 between BankBoston, N.A. and the Registrant, Filed as Exhibit 10.4 to
          Specialty Catalog Corp.'s Form 10-Q, dated November 6, 1997, File No.
          0-21499.
  10.40   Credit Agreement dated as of October 3, 1997 between BankBoston, N.A.
          (acting through its London Branch) and Daxbourne International
          Limited, a subsidiary of the Registrant, Filed as Exhibit 10.5 to
          Specialty Catalog Corp.'s Form 10-Q, dated November 6, 1997, File No.
          0-21499.
  10.41   Fourth Amendment to Lease, dated November 26, 1997 between the
          Trustee and SC Corporation, Filed herewith.
   11.1   Statement Regarding Computation of Per Share Earnings, Filed
          herewith.
   21.1   Subsidiaries of the Registrant, Filed herewith.
   27.1   Financial Data Schedule (for EDGAR filing purposes only), Filed herewith.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Specialty Catalog Corp.

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

             SIGNATURES                        TITLE                   DATE


         /s/ Steven L. Bock            Chairman of the Board        March 26,
_____________________________________   and Chief Executive            1998
           STEVEN L. BOCK               Officer (Principal
                                        Executive Officer)

        /s/ Stephen M. O'Hara          President                    March 26,
_____________________________________                                  1998
          STEPHEN M. O'HARA

        /s/ J. William Heise           Senior Vice President        March 26,
_____________________________________   and Chief Financial            1998
          J. WILLIAM HEISE              Officer (Principal
                                        Financial and
                                        Accounting Officer)

         /s/ Alan S. Cooper            Director                     March 26,
_____________________________________                                  1998
           ALAN S. COOPER

       /s/ Martin E. Franklin          Director                     March 26,
_____________________________________                                  1998
         MARTIN E. FRANKLIN

         /s/ Samuel L. Katz            Director                     March 26,
_____________________________________                                  1998
           SAMUEL L. KATZ

     /s/ Andrea Pomerantz Lustig       Director                     March 26,
_____________________________________                                  1998
       ANDREA POMERANTZ LUSTIG

           /s/ Guy Naggar              Director                     March 26,
_____________________________________                                  1998
             GUY NAGGAR