Form 10-Q
period 1998-04-04
SPECIALTY CATALOG CORP
filed 1998-05-13
CIK 1020897

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

FOR THE QUARTERLY PERIOD ENDED APRIL 4, 1998


                                      OR


___ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



                       COMMISSION FILE NUMBER:   0-21499



                            SPECIALTY CATALOG CORP.
            (Exact name of registrant as specified in its charter)





                  DELAWARE                               04-3253301

(State or Other Jurisdiction of Incorporation        (I.R.S. Employer
 or Organization)                                    Identification No.)



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

     As of May 1, 1998, there were 5,057,001 shares of the Registrant's Common Stock outstanding.

================================================================================

                            SPECIALTY CATALOG CORP.


                                     INDEX



                         PART I.  FINANCIAL STATEMENTS


                                                                        Page No.

ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS
          OF APRIL 4, 1998 AND JANUARY 3, 1998, AND FOR THE
          THREE MONTHS ENDED APRIL 4, 1998 AND MARCH 29,
          1997

          Condensed Consolidated Statements of Operations                  3

          Condensed Consolidated Balance Sheets                            4

          Condensed Consolidated Statements of Cash Flows                  5

          Notes to Condensed Consolidated Financial Statements             6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                              9


                          PART II.  OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                 12

          SIGNATURES                                                       13

PART I.   FINANCIAL STATEMENTS


ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                            SPECIALTY CATALOG CORP.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)





                                                            THREE MONTHS ENDED
                                                     APRIL 4, 1998         MARCH 29, 1997
                                                     -------------         --------------

Net sales                                           $ 13,308,564             $ 10,973,253

Cost of sales (including buying, occupancy
and order fulfillment costs)                           4,833,253                3,786,447
                                                    ------------             ------------
Gross profit                                           8,475,311                7,186,806
Selling, general & administrative expenses             8,913,292                7,846,595
                                                    ------------             ------------
Loss from operations                                    (437,981)                (659,789)
Interest expense, net                                    210,353                  266,772
                                                    ------------             ------------
Loss before income taxes and extraordinary
item                                                    (648,334)                (926,561)
Income tax benefit                                      (273,281)                (370,625)
                                                    ------------             ------------
Loss before extraordinary item                          (375,053)                (555,936)
Extraordinary item - loss on early
extinguishment of debt (net of income tax
benefit of $107,711 for the three months
ended March 29, 1997)                                        ---                  161,567
                                                    ------------             ------------
Net loss                                               ($375,053)               ($717,503)
                                                    ============             ============
Earnings per share - Basic & Diluted:
Loss before extraordinary item                            ($0.07)                  ($0.12)
Loss on extraordinary item                                   ---                   ($0.03)
                                                    ------------             ------------
Net loss per share                                        ($0.07)                  ($0.15)
                                                    ============             ============
Weighted average shares outstanding                    5,042,386                4,701,666
                                                    ============             ============

           See notes to condensed consolidated financial statements

                            SPECIALTY CATALOG CORP.
                     CONDENSED CONSOLIDATED BALANCE SHEETs
                                  (unaudited)


                       ASSETS                                APRIL 4, 1998       JANUARY 3, 1998
                                                             -------------       ---------------
Current assets:
    Cash and cash equivalents                                $  1,104,916           $    603,840
    Accounts receivable, net                                    1,389,208              1,123,176
    Inventories                                                 5,880,067              6,258,928
    Prepaid expenses                                            3,797,060              3,344,675
                                                             ------------           ------------
        Total current assets                                   12,171,251             11,330,619
                                                             ------------           ------------
Property, plant and equipment, net                              2,659,542              2,162,803
                                                             ------------           ------------
Intangible assets, net                                          3,901,346              3,942,547
                                                             ------------           ------------
Deferred income taxes                                           5,837,526              5,560,050
                                                             ------------           ------------
Other assets                                                      274,516                297,086
                                                             ------------           ------------
        Total assets                                         $ 24,844,181           $ 23,293,105
                                                             ============           ============
        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued expenses                    $  3,908,787           $  3,123,100
    Liabilities to customers                                    1,224,829                996,943
    Line of credit                                              4,930,395              3,784,952
    Income taxes                                                      ---                282,329
    Current portion of long-term debt                           1,519,407              1,567,666
    Deferred purchase price                                       497,250                492,510
                                                             ------------           ------------
Total current liabilities                                      12,080,668             10,247,500
                                                             ------------           ------------
Long-term debt                                                  5,026,645              5,012,092

Other long-term liabilities                                       156,963                167,755
Commitments and contingencies

Stockholders' equity:

    Common stock                                                   50,570                 50,220
    Additional paid-in capital                                 15,916,252             15,838,826
    Deferred compensation                                         (61,488)               (65,862)
    Accumulated other comprehensive income                         10,545                  3,495
    Accumulated deficit                                        (8,335,974)            (7,960,921)
                                                             ------------           ------------
        Total stockholders' equity                              7,579,905              7,865,758
                                                             ------------           ------------
Total liabilities and stockholders' equity                   $ 24,844,181           $ 23,293,105
                                                             ============           ============

            See notes to condensed consolidated financial statements

                            SPECIALTY CATALOG CORP.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)


                                                                THREE MONTHS ENDED
                                                          APRIL 4, 1998      MARCH 29, 1997
                                                          -------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                    ($375,053)          ($717,503)
Adjustments to reconcile net loss to net cash provided
by (used in) operating activities:
    Depreciation and amortization                             178,116              67,666
    Deferred income taxes                                    (277,476)           (478,337)
    Amortization of deferred compensation                       4,375               4,375
    Changes in operating assets and liabilities:
        Accounts receivable                                  (262,048)           (137,371)
        Inventories                                           383,996             296,103
        Prepaid expenses                                     (386,584)          1,002,993
        Other assets                                           18,841             162,872
        Accounts payable and accrued expenses                 777,395             123,802
        Liabilities to customers                              227,886             590,638
        Income taxes                                         (282,329)            (43,391)
        Other long-term liabilities                            12,501                 ---
                                                           ----------          ----------
Net cash provided by operating activities                      19,620             871,847
                                                           ----------          ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property, plant and equipment               (587,134)            (72,332)
                                                           ----------          ----------
Net cash used in investing activities                        (587,134)            (72,332)
                                                           ----------          ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of common stock                                   10,752                 ---
    Repayment of capital lease obligation                     (23,293)                ---
    Advances on line of credit, net                         1,127,503             828,625
    Repayment of long term debt                               (50,607)                ---
    Issuance of long term debt                                    ---           5,000,000
    Repayment of subordinated debt                                ---          (1,604,127)
    Repayment of BNP debt                                         ---          (5,400,000)
                                                           ----------          ----------
Net cash provided by (used in) financing activities         1,064,355          (1,175,502)
                                                           ----------          ----------
Effect of exchange rate changes on cash and cash
equivalents                                                     4,235                 ---
                                                           ----------          ----------
Increase (decrease) in cash and cash equivalents              501,076            (375,987)

Cash and cash equivalents, beginning of period                603,840           1,392,344
                                                           ----------          ----------
Cash and cash equivalents, end of period                   $1,104,916          $1,016,357
                                                           ==========          ==========


SUMMARY OF NONCASH TRANSACTIONS:

  During the three months ended April 4, 1998, an officer of the Company exercised 35,000 stock options for which the Company recorded a deduction in its income tax payable and an increase in additional paid in capital of $67,024.

  In March 1997, $131,146 of note receivable from a stockholder was offset against the portion of the subordinated notes owed to that stockholder.


           See notes to condensed consolidated financial statements

                            SPECIALTY CATALOG CORP.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


1.   Basis of Presentation

     These unaudited condensed consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K of Specialty Catalog Corp. (the "Company") for the fiscal year ended January 3, 1998, and the consolidated financial statements and footnotes included therein. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. The results of operations for the three months ended April 4, 1998 are not necessarily indicative of the results for the entire fiscal year ending January 2, 1999.

     The financial statements for the three months ended April 4, 1998 and March 29, 1997 are unaudited but include, in the Company=s opinion, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results for the periods presented.


2.   Accounting Policies

     The accounting policies underlying the financial statements are those set forth in Note 1 of the financial statements included in the Company's Annual Report on Form 10-K for the year ended January 3, 1998.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which became effective for the Company for periods beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general purpose financial statements. SFAS No. 130 requires that a company (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of the balance sheet. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company has adopted this statement in the first quarter of 1998. Comprehensive income consists solely of accumulated foreign currency translation adjustment in connection with the Company's United Kingdom subsidiary.

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which became effective for the Company for periods beginning after December 15, 1997. SFAS No. 131 establishes standards for the way public companies report selected information about operating segments in annual financial statements and requires those companies to report selected information about segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 supersedes SFAS No.14, "Financial Reporting Segments of a Business Enterprise," but retains the requirement to report information about major customers. As required, the Company will adopt SFAS No. 131 in the fourth quarter of 1998.

     In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 requires that costs incurred in the development of internal use software be

                            SPECIALTY CATALOG CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (unaudited)


capitalized and amortized over a period of time. Specifically, external direct costs of materials and services consumed in developing or obtaining internal use computer software, payroll and payroll related costs for employees who are directly associated with and who devote time to the internal use computer software project, and interest cost incurred when developing computer software for internal use, should be capitalized. Costs to develop or obtain software that allows for access or conversion of old data by new systems should also be capitalized. All other data conversion and all training costs on the internal use software should be expensed as incurred. SOP 98-1 is effective for fiscal years beginning after December 15, 1998 with earlier application encouraged in fiscal years for which annual financial statements have not been issued. The provisions of SOP 98-1 should be applied to internal use software costs incurred in those fiscal years for all projects, including those projects in progress upon initial application
of SOP 98-1.   Costs incurred prior to initial application of SOP 98-1, whether capitalized or not, should not be adjusted to the amounts that would have been capitalized had SOP 98-1 been in effect when those costs were incurred. The Company adopted SOP 98-1 in the first quarter of 1998, and, accordingly, capitalized during the first quarter of 1998 approximately $130,000 of costs associated with a new comprehensive catalog information system, of which approximately $67,000 was internal payroll and payroll related costs.

     In April 1998, the AICPA issued Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up Activities". SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 had no impact on the Company's financial condition or results of operations for the three months ended April 4, 1998.


3.   Reconciliation of Basic and Diluted Earnings per Share

     The following data shows the amounts used in computing basic and diluted earnings per share for income before extraordinary items and the effects of potentially dilutive securities on the weighted average number of shares outstanding.


                                                               FOR THE THREE MONTHS ENDED
                                                             APRIL 4, 1998    MARCH 29, 1997
                                                             -------------    --------------
      Loss before extraordinary item
           available to common shareholders                ($375,053)           ($555,936)

      BASIC EPS                                               ($0.07)              ($0.12)
                                                           =========            =========
      Basic weighted average shares outstanding            5,042,386            4,701,666
                                                           =========            =========
      EFFECT OF DILUTIVE SECURITIES
      Stock options                                              ---                  ---
      Warrants                                                   ---                  ---
                                                           ---------            ---------
      Loss before extraordinary item available to
           common shareholders plus assumed conversions    ($375,053)           ($555,936)
                                                           =========            =========
      DILUTED EPS                                             ($0.07)              ($0.12)
                                                           =========            =========
      Diluted weighted average shares outstanding          5,042,386            4,701,666
                                                           =========            =========

                            SPECIALTY CATALOG CORP.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (unaudited)



     Options to purchase 971,984 shares of common stock ranging in prices from $0.31 to $6.88 per share were not included in computing diluted EPS for the three months ended April 4, 1998 because their effects were antidilutive. Options to purchase 915,149 shares of common stock ranging in prices from $0.31 to $6.88 per share and warrants to purchase 265,335 at $1.88 per share were not included in computing diluted EPS for the three months ended March 29, 1997 because their effects were antidilutive.

     Amounts presented for the three months ended March 29, 1997 have been restated for the adoption of FAS 128.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     In addition to the historical information contained herein, this quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, but not limited to, the Company's expected future revenues, operations and expenditures, estimates of the potential markets for the Company's products, assessments of competitors and potential competitors, and projected timetables for the market introduction of the Company's products. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, but not limited to, the following risks and uncertainties: (i) the Company's indebtedness and future capital requirements, (ii) increasing postal rates, paper prices and media costs, (iii) limited sources of fiber used to make the Company's products, (iv) the limited number of suppliers of the Company's products, (v) the Company's dependence upon foreign suppliers, especially in China, Indonesia and Korea,
(vi) the customary risks of doing business abroad, including fluctuations in the value of currencies, (vii) the potential development of a cure for hair loss and cancer treatment improvements, (viii) the effectiveness of the Company's catalogs and advertising programs, (ix) the Company's competition and (x) the impact of acquisitions on the Company's prospects. Additional information concerning certain risks and uncertainties that could cause actual results to differ materially from those projected or suggested in the forward-looking statements is contained in the Company's filings with the Commission, including those risks and uncertainties discussed under the caption "Risk Factors" in the Company's Form 10-K for the year ended January 3, 1998. The forward-looking statements contained herein represent the Company's judgment as of the date of this Report on Form 10-Q, and the Company cautions readers not to place undue reliance on such statements.

THREE MONTHS ENDED APRIL 4, 1998 COMPARED TO THREE MONTHS ENDED MARCH 29, 1997

     Net sales increased $2.3 million, or 20.9%, from $11.0 million for the three months ended March 29, 1997 to $13.3 million for the three months ended April 4, 1998. This increase was due to (i) the addition of approximately $1.3 million in net sales from Daxbourne, a leading United Kingdom retailer and wholesaler of women's wigs and hairpieces, which was acquired by the Company in October 1997 and (ii) continued success of the Company's Paula's Hatbox and Especially Yours catalogs, which together increased net sales by approximately $1.0 million for the three months ended April 4, 1998 compared to March 29, 1997. The increased sales from the Paula's Hatbox and Especially Yours catalogs can be primarily attributed to the Company's mailing of additional catalogs, improved response rates and higher average order sizes for the three months ended April 4, 1998 compared to the three months ended March 29, 1997.

     Gross margin dollars increased $1.3 million, or 18.1%, from $7.2 million for the three months ended March 29, 1997 to $8.5 million for the three months ended April 4, 1998. The gross margin percentage decreased from 65.5% for the three months ended March 29, 1997 to 63.9% for the three months ended April 4, 1998. The decrease in gross margin percentage related primarily to (i) expanded promotional pricing on many of the Company's wig and hairpiece products, which resulted in a decrease in the average order size for the three months ended April 4, 1998 compared to the three months ended March 29, 1997 and (ii) increased sales of hats, accessories and apparel which have lower margins than wigs and hairpieces.

     Selling, general and administrative expenses ("SG&A") increased $1.1 million, or 14.1%, from $7.8 million for the three months ended March 29, 1997 to $8.9 million for the three months ended April 4, 1998. The increase in SG&A related primarily to (i) the addition of approximately $570,000 of expenses from Daxbourne for the three months ended April 4, 1998, (ii) additional catalog production expenses of approximately $190,000 for the three months ended April 4, 1998 compared to the three months ended

March 29, 1997, due primarily to an increase in the number of catalogs mailed in the 1998 period and (iii) additional variable costs due to increased sales activity, increased rent expense and additional headcount.

     Net interest expense decreased approximately $57,000, or 21.4%, from approximately $267,000 for the three months ended March 29, 1997 to approximately $210,000 for the three months ended April 4, 1998, reflecting (i) lower principal amounts outstanding on the Company's bank facility during the first quarter of 1998 compared to the first quarter of 1997 and (ii) lower interest rates.

     The Company recorded a $161,567 extraordinary loss on the early extinguishment of debt (net of income tax benefit of $107,711) for the three months ended March 29, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     During the first quarter of 1998, sources of operating cash flows consisted primarily of (i) an increase of approximately $780,000 in accounts payable and accrued expenses and (ii) a decrease of approximately $380,000 in inventories, which were offset by (iii) a net loss of approximately $375,000 and (iv) an increase of approximately $277,000 in deferred income taxes. Financing cash flows provided approximately $1.1 million for the three months ended April 4, 1998, primarily from advances under the Company's line of credit. Cash flows provided by operating and financing activities were offset by approximately $587,000 of cash used in investing activities, primarily due to (i) the construction costs associated with the Company's build out of its former warehouse space and (ii) the costs associated with a new comprehensive catalog information system project.

     During March 1998, the Company completed the first phase of renovation of its former warehouse space in its South Easton facility to allow for further office expansion. Costs of the renovation and for the purchase of new furniture and fixtures amounted to approximately $300,000 in the first quarter of 1998. Additional improvements to the South Easton facility to renovate the remaining office space will commence by mid-1998 at an estimated cost of $75,000.

     The Company is in the process of installing a new comprehensive catalog information system purchased from an outside vendor. The system is currently undergoing modification, both by the vendor and by the Company's internal staff. The system is scheduled to be implemented for SC Direct, a subsidiary of the Company, by mid-to-late 1998. The new system has been represented by its vendor to be Year 2000 compliant. Following the implementation by SC Direct, it is anticipated that the system will be modified to deal with the special processing needs of SC Publishing, another subsidiary of the Company. It is anticipated that these modifications will take between three and six months to complete, with full implementation being completed in early-to-mid 1999. The entire cost of the new system, including new hardware, is estimated to be between $1.2 and $1.4 million. As of April 4, 1998, approximately $726,000 of these costs have been capitalized, of which approximately $130,000 was added during the first quarter of 1998.

     The Company's cash flow from operations and available credit facilities are considered adequate to fund planned business operations and both the short-term and long-term capital needs of the Company. However, certain events, such as additional significant acquisitions, could require new external financing.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which became effective for the Company for periods beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general purpose financial statements. SFAS No. 130 requires that a company (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of the balance sheet. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company has adopted this statement in this first quarter of 1998. Comprehensive income consists solely of accumulated foreign currency translation adjustment in connection with the Company's United Kingdom subsidiary.

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which became effective for the Company for periods beginning after December 15, 1997. SFAS No. 131 establishes standards for the way public companies report selected information about operating segments in annual financial statements and requires those companies to report selected information about segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting Segments of a Business Enterprise," but retains the requirement to report information about major customers. As required, the Company will adopt SFAS No. 131 in the fourth quarter of 1998.

     In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 requires that costs incurred in the development of internal use software be capitalized and amortized over a period of time. Specifically, external direct costs of materials and services consumed in developing or obtaining internal use computer software, payroll and payroll related cost for employees who are directly associated with and who devote time to the internal use computer software project, and interest cost incurred when developing computer software for internal use, should be capitalized. Costs to develop or obtain software that allows for access or conversion of old data by new systems should also be capitalized. All other data conversion and all training costs on the internal use software should be expensed as incurred. SOP 98-1 is effective for fiscal years beginning after December 15, 1998 with earlier application encouraged in fiscal years for which annual financial statements have not been issued. The provisions of SOP 98-1 should be applied to internal use software costs incurred in those fiscal years for all projects, including those projects in progress upon initial application of SOP 98-1. Costs incurred prior to initial application of SOP 98-1, whether capitalized or not, should not be adjusted to the amounts that would have been capitalized had SOP 98-1 been in effect when those costs were incurred. The Company adopted SOP 98-1 in the first quarter of 1998, and, accordingly, capitalized during the first quarter of 1998 approximately $130,000 of costs associated with a new comprehensive catalog information system, of which approximately $67,000 was internal payroll and payroll related costs.

     In April 1998, the AICPA issued Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up Activities". SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 had no impact on the Company's financial condition or results of operations for the three months ended April 4, 1998.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits

       27.1 Financial Data Schedule (for EDGAR filing purposes only). Filed herewith.

  (b)  Reports on Form 8-K

       No reports on Form 8-K were filed by the Company during the first quarter ended April 4, 1998.

SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              SPECIALTY CATALOG CORP.


Dated: May 12, 1998                           /s/ Steven L. Bock
                                              -----------------------------
                                              Steven L. Bock
                                              Chairman and Chief Executive
                                              Officer



Dated: May 12, 1998                           /s/ J. William Heise
                                              --------------------------------
                                              J. William Heise
                                              Senior Vice President, Chief
                                              Financial Officer (Principal
                                              Accounting and Financial Officer)