Form 10-Q
period 1998-07-04
SPECIALTY CATALOG CORP
filed 1998-08-13
CIK 1020897

        ===============================================================
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.   20549

                          ---------------------------

                                   FORM 10-Q

(Mark One)

 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
---
     Act of 1934
FOR THE PERIOD ENDED JULY 4, 1998

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

               Yes  X                           No___
                    -

     As of August 1, 1998, there were 5,057,001 shares of the Registrant's Common Stock outstanding.

================================================================================

                            SPECIALTY CATALOG CORP.


                                     INDEX



                         PART I.  FINANCIAL STATEMENTS

                                                                        Page No.
ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS
          OF JULY 4, 1998 AND JANUARY 3, 1998, FOR THE
          THREE MONTHS ENDED JULY 4, 1998 AND JUNE 28,
          1997 AND FOR THE SIX MONTHS ENDED JULY 4, 1998 AND
          JUNE 28, 1997

          Condensed Consolidated Statements of Operations                  3

          Condensed Consolidated Balance Sheets                            4

          Condensed Consolidated Statements of Cash Flows                  5-6

          Notes to Condensed Consolidated Financial Statements             7-9

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                              10-14


                          PART II.  OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              14

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                 14

          SIGNATURES                                                       15

PART I.   FINANCIAL STATEMENTS
ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            SPECIALTY CATALOG CORP.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                            THREE MONTHS ENDED                SIX MONTHS ENDED

                                       JULY 4, 1998    JUNE 28, 1997    JULY 4, 1998    JUNE 28, 1997
                                       -------------   ---------------  --------------  ---------------
Net sales                                $13,263,194     $11,273,442      $26,571,758     $22,246,695

Cost of sales (including buying,
 occupancy and order fulfillment           4,745,763       3,657,656        9,579,016       7,444,103
 costs)                                  -----------     -----------      -----------     -----------

Gross profit                               8,517,431       7,615,786       16,992,742      14,802,592

Selling, general & administrative
 expense                                   6,371,392       5,597,511       15,284,684      13,444,106
                                         -----------     -----------      -----------     -----------

Income from operations                     2,146,039       2,018,275        1,708,058       1,358,486

Interest expense, net                        214,882         174,201          425,235         440,973
                                         -----------     -----------      -----------     -----------

Income before income taxes and
 extraordinary item                        1,931,157       1,844,074        1,282,823         917,513

 Income tax provision                        796,246         755,980          522,965         385,356
                                         -----------     -----------      -----------     -----------

Income before extraordinary item           1,134,911       1,088,094          759,858         532,157

Extraordinary item - loss on early
extinguishment of debt (net of
 income tax benefit of $41,372 and
 $149,083 for the three and six
 months ended June 28, 1997,
 respectively)                                   ---          57,132              ---         218,699
                                         -----------     -----------      -----------     -----------

 Net income                              $ 1,134,911     $ 1,030,962      $   759,858     $   313,458
                                         ===========     ===========      ===========     ===========

Earnings per share - Basic:

  Income before extraordinary item       $      0.22     $      0.22      $      0.15     $      0.11

  Loss on extraordinary item                     ---          ($0.01)             ---          ($0.04)
                                         -----------     -----------      -----------     -----------

  Net income per share                   $      0.22     $      0.21      $      0.15     $      0.07
                                         ===========     ===========      ===========     ===========

  Weighted average shares outstanding      5,057,001       4,929,096        5,049,693       4,818,297
                                         ===========     ===========      ===========     ===========

Earnings per share - Diluted:

  Income before extraordinary item       $      0.21     $      0.20      $      0.14     $      0.10

  Loss on extraordinary item                     ---          ($0.01)             ---          ($0.04)
                                         -----------     -----------      -----------     -----------

  Net income per share                   $      0.21     $      0.19      $      0.14     $      0.06
                                         ===========     ===========      ===========     ===========

  Weighted average shares outstanding      5,529,354       5,534,395        5,524,650       5,513,357
                                         ===========     ===========      ===========     ===========

           See notes to condensed consolidated financial statements.

                            SPECIALTY CATALOG CORP.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (unaudited)

                       ASSETS                              JULY 4, 1998         JANUARY 3, 1998
                                                           ------------         ---------------
Current assets:
    Cash and cash equivalents                              $    67,042          $   603,840
    Accounts receivable, net                                 1,585,677            1,123,176
    Inventories                                              5,770,502            6,258,928
    Prepaid expenses                                         3,805,301            3,344,675
                                                           -----------          -----------
        Total current assets                                11,228,522           11,330,619
                                                           -----------          -----------
Property, plant and equipment, net                           2,799,773            2,162,803
                                                           -----------          -----------
Intangible assets, net                                       3,800,637            3,942,547
                                                           -----------          -----------
Deferred income taxes                                        5,060,374            5,560,050
                                                           -----------          -----------
Other assets                                                   239,726              297,086
                                                           -----------          -----------
        Total assets                                       $23,129,032          $23,293,105
                                                           ===========          ===========
               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued expenses                  $ 2,575,572          $ 3,123,100
    Liabilities to customers                                   947,750              996,943
    Line of credit                                           4,010,915            3,784,952
    Income taxes                                                   ---              282,329
    Current portion of long-term debt                        1,581,459            1,567,666
    Deferred purchase price                                    494,130              492,510
                                                           -----------          -----------
        Total current liabilities                            9,609,826           10,247,500
                                                           -----------          -----------
Long-term debt                                               4,652,331            5,012,092
Other long-term liabilities                                    158,376              167,755
Commitments and contingencies
Stockholders' equity:
    Common stock                                                50,570               50,220
    Additional paid-in capital                              15,916,252           15,838,826
    Deferred compensation                                      (57,113)             (65,862)
    Accumulated other comprehensive income                        (147)               3,495
    Accumulated deficit                                     (7,201,063)          (7,960,921)
                                                           -----------          -----------
        Total stockholders' equity                           8,708,499            7,865,758
                                                           -----------          -----------
Total liabilities and stockholders' equity                 $23,129,032          $23,293,105
                                                           ===========          ===========

           See notes to condensed consolidated financial statements.

                            SPECIALTY CATALOG CORP.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                                  SIX MONTHS ENDED
                                                                       JULY 4, 1998              JUNE 28, 1997
                                                                       ------------              -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                               $ 759,858                 $   313,458
Adjustments to reconcile net income to net cash provided by
 operating activities:
    Depreciation and amortization                                          356,563                     140,716
    Deferred income taxes                                                  499,676                     206,008
    Amortization of deferred compensation                                    8,749                       8,750
    Extraordinary loss due to early extinguishment of debt                     ---                      98,504
    Changes in operating assets and liabilities:
        Accounts receivable                                               (462,088)                   (202,128)
        Inventories                                                        492,589                     108,801
        Prepaid expenses                                                  (460,626)                  1,490,512
        Other assets                                                        50,788                      52,198
        Accounts payable and accrued expenses                             (550,675)                   (842,072)
        Liabilities to customers                                           (49,193)                    166,028
        Income taxes                                                      (215,305)                   (107,019)
        Other long-term liabilities                                         25,002                         ---
                                                                         ---------                 -----------
Net cash provided by operating activities                                  455,338                   1,433,756
                                                                         ---------                 -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property, plant and equipment                            (829,910)                   (300,496)
                                                                         ---------                 -----------
Net cash used in investing activities                                     (829,910)                   (300,496)
                                                                         ---------                 -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of common stock                                                10,752                         ---
    Repayment of capital lease obligation                                  (34,381)                        ---
    Proceeds from line of credit, net                                      211,682                   2,423,834
    Repayment of long term debt                                           (351,717)                        ---
    Issuance of long term debt                                                 ---                   5,000,000
    Repayment of subordinated debt                                             ---                  (4,224,683)
    Repayment of BNP debt                                                      ---                  (5,400,000)
                                                                         ---------                 -----------
Net cash used in financing activities                                     (163,664)                 (2,200,849)
                                                                         ---------                 -----------
Effect of exchange rate changes on cash and cash equivalents                 1,438                         ---
                                                                         ---------                 -----------
Decrease in cash and cash equivalents                                     (536,798)                 (1,067,589)
Cash and cash equivalents, beginning of period                             603,840                   1,392,344
                                                                         ---------                 -----------
Cash and cash equivalents, end of period                                 $  67,042                 $   324,755
                                                                         =========                 ===========

           See notes to condensed consolidated financial statements.

                            SPECIALTY CATALOG CORP.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                  (unaudited)

SUMMARY OF NONCASH TRANSACTIONS:

     During the six months ended July 4, 1998, an officer of the Company exercised 35,000 stock options for which the Company recorded a deduction in its income tax payable and an increase in additional paid in capital of $67,024.

     In April 1997, $495,000 of junior subordinated debt and $5,000 of accrued interest was converted into $2,653 of common stock and $497,343 of additional paid-in capital as a result of a cashless exercise of warrants.

     In March 1997, $131,146 of note receivable from a stockholder was offset against the portion of the subordinated notes owed to that stockholder.



           See notes to condensed consolidated financial statements.

                            SPECIALTY CATALOG CORP.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


1.   Basis of Presentation

     These unaudited condensed consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K of Specialty Catalog Corp. (the "Company") for the fiscal year ended January 3, 1998, and the consolidated financial statements and footnotes included therein. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. The results of operations for the three and six months ended July 4, 1998 are not necessarily indicative of the results for the entire fiscal year ending January 2, 1999.

     The financial statements for the three and six months ended July 4, 1998 and June 28, 1997 are unaudited but include, in the Company's opinion, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results for the periods presented.


2.   Accounting Policies

     The accounting policies underlying the financial statements are those set forth in Note 1 of the financial statements included in the Company's Annual Report on Form 10-K for the year ended January 3, 1998.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which became effective for the Company for periods beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. SFAS No. 130 requires that a company (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of the balance sheet. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company adopted this statement during the first quarter of 1998. Comprehensive income consists solely of accumulated foreign currency translation adjustments in connection with the Company's United Kingdom subsidiary.

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

                            SPECIALTY CATALOG CORP.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (unaudited)


     In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 requires that costs incurred in the development of internal use software be capitalized and amortized over a period of time. Specifically, external direct costs of materials and services consumed in developing or obtaining internal use computer software, payroll and payroll related costs for employees who are directly associated with and who devote time to the internal use computer software project, and interest cost incurred when developing computer software for internal use, should be capitalized. Costs to develop or obtain software that allows for access or conversion of old data by new systems should also be capitalized. All other data conversion and all training costs on the internal use software should be expensed as incurred. SOP 98-1 is effective for fiscal years beginning after December 15, 1998 with earlier application encouraged in fiscal years for which annual financial statements have not been issued. The provisions of SOP 98-1 should be applied to internal use software costs incurred in those fiscal years for all projects, including those projects in progress upon initial application of SOP 98-1. Costs incurred prior to initial application of SOP 98-1, whether capitalized or not, should not be adjusted to the amounts that would have been capitalized had SOP 98-1 been in effect when those costs were incurred. The Company adopted SOP 98-1 in the first quarter of 1998. During the three and six months ended July 4, 1998, the Company has capitalized approximately $87,000 and $217,000, respectively, of costs associated with a new comprehensive catalog information system, of which approximately $49,000 and $116,000, respectively, was internal payroll and payroll related costs.

     In April 1998, the AICPA issued Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up Activities". SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 had no impact on the Company's financial condition or results of operations for the three and six months ended July 4, 1998.

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for the Company's fiscal year beginning January 3, 1999. The Company has not yet determined the effect of adopting SFAS No. 133 on the consolidated financial statements.


3.   Reconciliation of Basic and Diluted Earnings per Share

     The following data shows the amounts used in computing basic and diluted earnings per share for income before extraordinary items and the effects of potentially dilutive securities on the weighted average number of shares outstanding.

                            SPECIALTY CATALOG CORP.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (unaudited)

                                                              FOR THE THREE                      FOR THE SIX
                                                               MONTHS ENDED                      MONTHS ENDED
                                                      JULY 4, 1998     JUNE 28, 1997    JULY 4, 1998     JUNE 28, 1997
                                                     ---------------  ---------------  ---------------  ---------------
   Income before extraordinary item                       $1,134,911       $1,088,094       $  759,858       $  532,157

   BASIC EPS                                              $     0.22       $     0.22       $     0.15       $     0.11
                                                          ==========       ==========       ==========       ==========
   Basic weighted average shares outstanding               5,057,001        4,929,096        5,049,693        4,818,297
                                                          ==========       ==========       ==========       ==========

   EFFECT OF DILUTIVE SECURITIES
      Stock options                                          472,353          578,073          474,957          587,094
      Warrants                                                   ---           27,226              ---          107,966
                                                          ----------       ----------       ----------       ----------

   Income before extraordinary item
      plus assumed conversions                            $1,134,911       $1,088,094       $  759,858       $  532,157

   DILUTED EPS                                            $     0.21       $     0.20       $     0.14       $     0.10
                                                          ==========       ==========       ==========       ==========
   Diluted weighted average shares outstanding             5,529,354        5,534,395        5,524,650        5,513,357
                                                          ==========       ==========       ==========       ==========

  Options to purchase 395,735 shares of common stock ranging in prices from $6.50 to $6.88 per share were not included in computing diluted EPS for the three and six months ended July 4, 1998 because their effects were anti-dilutive. Options to purchase 2,500 shares of common stock with a price of $6.88 per share were not included in computing diluted EPS for the three months ended June 28, 1997 because their effects were anti-dilutive. There were not any options during the six months ended June 28, 1997 whose effects were excluded because they were anti-dilutive.

     Amounts presented for the three and six months ended June 28, 1997 have been restated for the adoption of FAS 128.

4.   Subsequent Event

     In August 1998, the Company announced a reorganization of certain management positions. In connection with this reorganization, the Company has incurred severance and other costs and, accordingly, will record a pre-tax charge of approximately $450,000 in the third quarter of 1998.

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

THREE MONTHS ENDED JULY 4, 1998 COMPARED TO THREE MONTHS ENDED JUNE 28, 1997

     Net sales increased $2.0 million, or 17.7%, from $11.3 million for the three months ended June 28, 1997 to $13.3 million for the three months ended July 4, 1998. This increase was due to (i) the addition of $1.3 million in net sales from Daxbourne, a leading United Kingdom retailer and wholesaler of women's wigs and hairpieces, which was acquired by the Company in October 1997 and (ii) the continued success of the Company's Paula's Hatbox and Especially Yours catalogs, which together increased net sales by approximately $800,000 for the three months ended July 4, 1998 compared to the three months ended June 28, 1997.

     Gross margin dollars increased approximately $900,000, or 11.8%, from $7.6 million for the three months ended June 28, 1997 to $8.5 million for the three months ended July 4, 1998. The gross margin percentage decreased from 67.6% for the three months ended June 28, 1997 to 64.2% for the three months ended July 4, 1998. The decrease in gross margin percentage related primarily to (i) expanded promotional pricing on several of the Company's wig and hairpiece products, which resulted in a decrease in the average order size for the three months ended July 4, 1998 compared to the three months ended June 28, 1997, (ii) increased sales of hats, accessories and apparel which have lower margins than wigs and hairpieces and (iii) an increase in freight charges as a result of an increase in the amount of merchandise air freighted for the three months ended July 4, 1998 compared to the three months ended June 28, 1997.

     Selling, general and administrative expenses ("SG&A") increased approximately $775,000, or 13.8%, from $5.6 million for the three months ended June 28, 1997 to $6.4 million for the three months ended July 4, 1998. The increase in SG&A related primarily to (i) the addition of approximately $695,000 of expenses from Daxbourne for the three months ended July 4, 1998 and (ii) additional catalog production expenses of approximately $525,000 for the three months ended July 4, 1998 compared to the three months ended June 28, 1997, due primarily to a 35% increase in the number of catalogs mailed in the 1998 period. The increase in SG&A expense for the three months ended July 4, 1998 compared to the three months ended June

28, 1997 was offset by (i) a decrease in advertising expense of approximately $340,000 and (ii) an increase in shipping and handling income of approximately $120,000.

     In June 1997, the Company's subsidiary, SC Publishing, sold its business of continuing education for real estate professionals. The Company recognized a pre-tax gain, included in SG&A, on the sale of these assets of $121,980.

     Net interest expense increased approximately $40,000, or 22.9%, from approximately $175,000 for the three months ended June 28, 1997 to approximately $215,000 for the three months ended July 4, 1998, reflecting higher principal amounts outstanding on the Company's bank facility due to additional borrowing to acquire Daxbourne during the fourth quarter of 1997.

     The Company recorded a $57,132 extraordinary loss on the early extinguishment of debt (net of income tax benefit of $41,372) for the three months ended June 28, 1997.

SIX MONTHS ENDED JULY 4, 1998 COMPARED TO SIX MONTHS ENDED JUNE 28, 1997

     Net sales increased $4.4 million, or 19.8%, from $22.2 million for the six months ended June 28, 1997 to $26.6 million for the six months ended July 4, 1998. This increase was due to (i) the addition of $2.6 million in net sales from Daxbourne, a leading United Kingdom retailer and wholesaler of women's wigs and hairpieces, which was acquired by the Company in October 1997 and (ii) the continued success of the Company's Paula's Hatbox and Especially Yours catalogs, which together increased net sales by $1.8 million for the six months ended July 4, 1998 compared to the six months ended June 28, 1997.

     Gross margin dollars increased $2.2 million, or 14.9%, from $14.8 million for the six months ended June 28, 1997 to $17.0 million for the six months ended July 4, 1998. The gross margin percentage decreased from 66.5% for the six months ended June 28, 1997 to 64.0% for the six months ended July 4, 1998. The decrease in gross margin percentage related primarily to (i) expanded promotional pricing on several of the Company's wig and hairpiece products, which resulted in a decrease in the average order size for the six months ended July 4, 1998 compared to the six months ended June 28, 1997, (ii) increased sales of hats, accessories and apparel which have lower margins than wigs and hairpieces and (iii) an increase in freight charges as a result of an increase in the amount of merchandise air freighted for the six months ended July 4, 1998 compared to the six months ended June 28, 1997.

     Selling, general and administrative expenses increased $1.9 million, or 14.2%, from $13.4 million for the six months ended June 28, 1997 to $15.3 million for the six months ended July 4, 1998. The increase in SG&A related primarily to (i) the addition of approximately $1.4 of expenses from Daxbourne for the six months ended July 4, 1998, (ii) additional catalog production expenses of approximately $715,000 for the six months ended July 4, 1998 compared to the six months ended June 28, 1997, due primarily to a 40% increase in the number of catalogs mailed in the 1998 period and (iii) the addition of approximately $145,000 related to additional headcount at the Company. The increase in SG&A expense for the six months ended July 4, 1998 compared to the six months ended June 28, 1997 was offset by (i) a decrease in advertising expense of approximately $330,000 and (ii) an increase in shipping and handling income of approximately $255,000.

  In June 1997, the Company's subsidiary, SC Publishing, sold its business of continuing education for real estate professionals. The Company recognized a pre-tax gain, included in SG&A, on the sale of these assets of $121,980.

     Net interest expense decreased approximately $15,000, or 3.4%, from approximately $440,000 for the six months ended June 28, 1997 to approximately $425,000 for the six months ended July 4, 1998, reflecting lower interest rates which were offset by higher principal amounts outstanding on the Company=s bank facility due to additional borrowing to acquire Daxbourne during the fourth quarter of 1997.

     The Company recorded a $218,699 extraordinary loss on the early extinguishment of debt (net of income tax benefit of $149,083) for the six months ended June 28, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     During the first six months of 1998, sources of operating cash flows consisted primarily of (i) net income of approximately $760,000, (ii) an increase in deferred income taxes of approximately $500,000 and (iii) a decrease in inventories of approximately $493,000. These operating cash flow sources were offset by (i) a decrease in accounts payable and accrued expenses of approximately $551,000, (ii) a decrease in income taxes payable of approximately $215,000 and (iii) an increase in accounts receivable of approximately $462,000. Financing cash flow sources for the six months ended July 4, 1998 came from line of credit borrowings of approximately $212,000, which were offset by repayments of approximately $352,000 under the Company's term loan agreements. Cash flows provided by operating activities were also offset by approximately $830,000 of cash used in investing activities, primarily due to (i) the construction costs associated with the Company's build out of its former warehouse space and (ii) the costs associated with a new comprehensive catalog information system project.

     The Company is in the process of installing a new comprehensive catalog information system purchased from an outside vendor. The system is currently undergoing modification, both by the vendor and by the Company's internal staff. The system is scheduled to be implemented for SC Direct, a subsidiary of the Company, by late 1998. The new system has been represented by its vendor to be Year 2000 compliant. Following the implementation by SC Direct, it is anticipated that the system will be modified to deal with the special processing needs of SC Publishing, another subsidiary of the Company. It is anticipated that these modifications will take between three and six months to complete, with full implementation being completed in mid-1999. The entire cost of the new system, including new hardware, is estimated to be between $1.2 and $1.4 million. As of July 4, 1998, approximately $880,000 of these costs have been capitalized, of which approximately $217,000 was added during the first six months of 1998.

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

SUBSEQUENT EVENT

  In August 1998, the Company announced a reorganization of certain management positions. In connection with this reorganization, the Company has incurred severance and other costs and, accordingly, will record a pre-tax charge of approximately $450,000 in the third quarter of 1998.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

          In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which became effective for the Company for periods beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. SFAS No. 130 requires that a company (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of the balance sheet. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company adopted this statement during the first quarter of 1998. Comprehensive income consists solely of accumulated foreign currency translation adjustments in connection with the Company's United Kingdom subsidiary.

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

  In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 requires that costs incurred in the development of internal use software be capitalized and amortized over a period of time. Specifically, external direct costs of materials and services consumed in developing or obtaining internal use computer software, payroll and payroll related costs for employees who are directly associated with and who devote time to the internal use computer software project, and interest cost incurred when developing computer software for internal use, should be capitalized. Costs to develop or obtain software that allows for access or conversion of old data by new systems should also be capitalized. All other data conversion and all training costs on the internal use software should be expensed as incurred. SOP 98-1 is effective for fiscal years beginning after December 15, 1998 with earlier application encouraged in fiscal years for which annual financial statements have not been issued. The provisions of SOP 98-1 should be applied to internal use software costs incurred in those fiscal years for all projects, including those projects in progress upon initial application of SOP 98-1. Costs incurred prior to initial application of SOP 98-1, whether capitalized or not, should not be adjusted to the amounts that would have been capitalized had SOP 98-1 been in effect when those costs were incurred. The Company adopted SOP 98-1 in the first quarter of 1998. During the three and six months ended July 4, 1998, the Company has capitalized approximately $87,000 and $217,000, respectively, of costs associated with a new comprehensive catalog information system, of which approximately $49,000 and $116,000, respectively, was internal payroll and payroll related costs.

  In April 1998, the AICPA issued Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up Activities". SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 had no impact on the Company's financial condition or results of operations for the three and six months ended July 4, 1998.

  In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for the Company's fiscal year beginning January 3, 1999. The Company has not yet determined the effect of adopting SFAS No. 133 on the consolidated financial statements.

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The Company held its annual meeting of stockholders on Tuesday, May 19, 1998. The following represents the results of the voting on proposals submitted to a vote of stockholders at such meeting:

  a.  Proposal to elect directors:


     NAME OF DIRECTOR      NUMBER OF VOTES IN FAVOR    NUMBER OF VOTES WITHHELD
     ----------------      ------------------------    ------------------------
Steven L. Bock                     4,793,999                        0

Alan S. Cooper                     4,793,999                        0

Martin E. Franklin                 4,754,426                   39,573

Samuel L. Katz                     4,793,699                      300

Guy Naggar                         4,793,999                        0

Andrea Pomerantz Lustig            4,793,699                      300

     All persons named above were re-elected as directors of the Company for a term of office expiring on the date of the next annual meeting of shareholders, or special meeting in lieu thereof, and until their respective successors are duly elected and qualified.

     b. Proposal to amend the Company's 1996 Stock Incentive Plan to increase the number of shares authorized for issuance thereunder from 500,000 to 750,000:

    NUMBER OF VOTES FOR   NUMBER OF VOTES AGAINST   NUMBER OF VOTES ABSTAINING
    -------------------   -----------------------   --------------------------
         4,792,599                 15,100                       6,300

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
     (a)  Exhibits

          10.01 Development and Marketing Agreement dated June 1, 1998 by and between SC Corporation, a subsidiary of the Registrant, and CyberImaging Systems, Inc., Filed herewith.

          27.1 Financial Data Schedule (for EDGAR filing purposes only), Filed herewith.

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed by the Company during the first six months ended July 4, 1998.

SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SPECIALTY CATALOG CORP.


Dated: August 13, 1998                    /s/ Steven L. Bock
                                         ----------------------------------
                                         Steven L. Bock
                                         Chairman, Chief Executive Officer
                                         and President


Dated: August 13, 1998                    /s/ J.William Heise
                                         ----------------------------------
                                         J. William Heise
                                         Senior Vice President, Chief Financial
                                         Officer (Principal Accounting and
                                         Financial Officer)