Form 10-Q
period 1998-10-03
SPECIALTY CATALOG CORP
filed 1998-11-16
CIK 1020897

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

FOR THE PERIOD ENDED OCTOBER 3, 1998


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

          Yes [X]         No [_]
              ---

     As of November 1, 1998, there were 5,057,001 shares of the Registrant's Common Stock outstanding.

================================================================================

                            SPECIALTY CATALOG CORP.


                                     INDEX


                         PART I.  FINANCIAL STATEMENTS


                                                                   Page No.

ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS
          OF OCTOBER 3, 1998 AND JANUARY 3, 1998, FOR THE
          THREE MONTHS ENDED OCTOBER 3, 1998 AND SEPTEMBER
          27, 1997 AND FOR THE NINE MONTHS ENDED OCTOBER 3, 1998
          AND SEPTEMBER 27, 1997

          Condensed Consolidated Statements of Operations                3

          Condensed Consolidated Balance Sheets                          4

          Condensed Consolidated Statements of Cash Flows              5-6

          Notes to Condensed Consolidated Financial Statements         7-9

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                         10-15


                          PART II.  OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                              15

          SIGNATURES                                                    16

PART I.   FINANCIAL STATEMENTS

ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                            SPECIALTY CATALOG CORP.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)


                                                      THREE MONTHS ENDED                          NINE MONTHS ENDED
                                            OCTOBER 3, 1998     SEPTEMBER 27, 1997     OCTOBER 3, 1998     SEPTEMBER 27, 1997
                                            ---------------     ------------------     ---------------     ------------------
Net sales                                     $11,011,492           $9,285,242            $37,583,250          $31,531,937

Cost of sales (including  buying,
occupancy and order  fulfillment costs)         3,952,927            3,256,985             13,531,943           10,701,088
                                              -----------           ----------            -----------          -----------

Gross profit                                    7,058,565            6,028,257             24,051,307           20,830,849

Operating expenses:

  Selling, general & administrative
     expense                                    5,823,443            4,418,988             21,108,127           17,863,094

  Restructuring charge                            469,558                  ---                469,558                  ---
                                              -----------           ----------            -----------          -----------

Total operating expenses                        6,293,001            4,418,988             21,577,685           17,863,094
                                              -----------           ----------            -----------          -----------

Income from operations                            765,564            1,609,269              2,473,622            2,967,755

Interest expense, net                             208,185              157,267                633,420              598,240
                                              -----------           ----------            -----------          -----------

Income before income taxes
 and extraordinary item                           557,379            1,452,002              1,840,202            2,369,515

Income tax provision                              237,835              609,840                760,800              995,196
                                              -----------           ----------            -----------          -----------

Income before extraordinary item                  319,544              842,162              1,079,402            1,374,319

Extraordinary item - loss on early
 extinguishment of debt (net
 of income tax benefit of
 $149,083 for the nine months
 ended September 27, 1997)                            ---                  ---                    ---              218,699
                                              -----------           ----------            -----------          -----------
Net income                                    $   319,544           $  842,162            $ 1,079,402          $ 1,155,620
                                              ===========           ==========            ===========          ===========

Earnings per share - Basic:

  Income before extraordinary item            $      0.06           $     0.17            $      0.21          $      0.28

  Loss on extraordinary item                          ---                  ---                    ---          $      0.04
                                              -----------           ----------            -----------          -----------

  Net income per share                        $      0.06           $     0.17            $      0.21          $      0.24
                                              ===========           ==========            ===========          ===========

  Weighted average shares outstanding           5,057,001            4,967,001              5,052,129            4,866,525
                                              ===========           ==========            ===========          ===========

Earnings per share - Diluted:

  Income before extraordinary item            $      0.06           $     0.15            $      0.20          $      0.25

  Loss on extraordinary item                          ---                  ---                    ---          $      0.04
                                              -----------           ----------            -----------          -----------

  Net income per share                        $      0.06           $     0.15            $      0.20          $      0.21
                                              ===========           ==========            ===========          ===========

  Weighted average shares outstanding           5,517,927            5,543,028              5,520,309            5,523,587
                                              ===========           ==========            ===========          ===========

           See notes to condensed consolidated financial statements.

                            SPECIALTY CATALOG CORP.
                     CONDENSED CONSOLIDATED BALANCE SHEETs
                                  (unaudited)


                       ASSETS                             OCTOBER 3, 1998          JANUARY 3, 1998
                                                          ---------------          ---------------
Current assets:

    Cash and cash equivalents                               $   351,146              $   603,840

    Accounts receivable, net                                  1,315,704                1,123,176

    Inventories                                               6,901,079                6,258,928

    Prepaid expenses                                          3,899,183                3,344,675
                                                            -----------              -----------

          Total current assets                               12,467,112               11,330,619
                                                            -----------              -----------

Property, plant and equipment, net                            2,862,838                2,162,803
                                                            -----------              -----------

Intangible assets, net                                        3,846,436                3,942,547
                                                            -----------              -----------
Deferred income taxes                                         4,839,432                5,560,050
                                                            -----------              -----------
Other assets                                                    192,991                  297,086
                                                            -----------              -----------

        Total assets                                        $24,208,809              $23,293,105
                                                            ===========              ===========

        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

    Accounts payable and accrued expenses                   $ 2,712,098              $ 3,123,100

    Liabilities to customers                                  1,024,418                  996,943

    Line of credit                                            5,580,592                3,784,952

    Income taxes                                                    ---                  282,329

    Current portion of long-term debt                         1,277,122                1,567,666

    Deferred purchase price                                         ---                  492,510
                                                            -----------              -----------

        Total current liabilities                            10,594,230               10,247,500
                                                            -----------              -----------

Long-term debt                                                4,396,487                5,012,092

Other long-term liabilities                                     159,175                  167,755

Commitments and contingencies

Stockholders' equity:

    Common stock                                                 50,570                   50,220

    Additional paid-in capital                               15,916,252               15,838,826

    Deferred compensation                                       (52,738)                 (65,862)

    Accumulated other comprehensive income                       26,352                    3,495

    Accumulated deficit                                      (6,881,519)              (7,960,921)
                                                            -----------              -----------

        Total stockholders' equity                            9,058,917                7,865,758
                                                            -----------              -----------

Total liabilities and stockholders' equity                  $24,208,809              $23,293,105
                                                            ===========              ===========

           See notes to condensed consolidated financial statements.

                            SPECIALTY CATALOG CORP.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)


                                                                                NINE MONTHS ENDED
                                                                      OCTOBER 3, 1998     SEPTEMBER 27, 1997
                                                                      ---------------     ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                               $ 1,079,402          $ 1,155,620
Adjustments to reconcile net income to net cash provided by
 operating activities:
    Depreciation and amortization                                            539,318              218,056
    Deferred income taxes                                                    720,618              471,532
    Amortization of deferred compensation                                     13,124               13,125
    Extraordinary loss due to early extinguishment of debt                       ---               98,504
    Changes in operating assets and liabilities:
        Accounts receivable                                                 (182,792)            (333,668)
        Inventories                                                         (621,425)            (470,202)
        Prepaid expenses                                                    (489,472)           1,264,277
        Other assets                                                         101,731               51,784
        Accounts payable and accrued expenses                               (428,060)            (854,002)
        Liabilities to customers                                              27,475              191,290
        Income taxes                                                        (282,329)               4,621
        Other long-term liabilities                                           37,503                  ---
                                                                         -----------           ----------
Net cash provided by operating activities                                    515,093            1,810,937
                                                                         -----------           ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property, plant and equipment                              (982,270)            (602,633)
                                                                         -----------           ----------
Net cash used in investing activities                                       (982,270)            (602,633)
                                                                         -----------           ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of common stock                                                  10,753                  ---
    Repayment of capital lease obligation                                    (46,083)                 ---
    Proceeds from line of credit, net                                      1,721,719            2,027,760
    Repayment of long term debt                                             (969,011)                 ---
    Repayment of deferred purchase price obligation                         (505,140)                 ---
    Issuance of long term debt                                                   ---            5,000,000
    Repayment of subordinated debt                                               ---           (4,224,683)
    Repayment of BNP debt                                                        ---           (5,400,000)
                                                                         -----------           ----------
Net cash provided by (used in) financing activities                          212,238           (2,596,923)
                                                                         -----------           ----------
Effect of exchange rate changes on cash and cash equivalents                   2,245                  ---
                                                                         -----------           ----------
Decrease in cash and cash equivalents                                       (252,694)          (1,388,619)
Cash and cash equivalents, beginning of period                               603,840            1,392,344
                                                                         -----------           ----------
Cash and cash equivalents, end of period                                 $   351,146           $    3,725
                                                                         ===========           ==========


           See notes to condensed consolidated financial statements.

                            SPECIALTY CATALOG CORP.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                  (unaudited)


SUMMARY OF NONCASH TRANSACTIONS:

     During the nine months ended October 3, 1998, an officer of the Company exercised 35,000 stock options for which the Company recorded a deduction in its income tax payable and an increase in additional paid in capital of $67,024.

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

                            SPECIALTY CATALOG CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


1.   Basis of Presentation

     These unaudited condensed consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K of Specialty Catalog Corp. (the "Company") for the fiscal year ended January 3, 1998, and the consolidated financial statements and footnotes included therein. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. The results of operations for the three and nine months ended October 3, 1998 are not necessarily indicative of the results for the entire fiscal year ending January 2, 1999.

     The financial statements for the three and nine months ended October 3, 1998 and September 27, 1997 are unaudited but include, in the Company's opinion, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results for the periods presented.


2.   Accounting Policies

     The accounting policies underlying the financial statements are those set forth in Note 1 of the financial statements included in the Company's Annual Report on Form 10-K for the year ended January 3, 1998.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which became effective for the Company for periods beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. SFAS No. 130 requires that a company (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of the balance sheet. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company adopted this statement during the first quarter of 1998. Comprehensive income consists solely of accumulated foreign currency translation adjustments in connection with the Company's United Kingdom subsidiary. During the three and nine months ended October 3, 1998, the Company has recognized other comprehensive income of $26,497 and $22,857, respectively.

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

                            SPECIALTY CATALOG CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (unaudited)


Enterprise," but retains the requirement to report information about major customers. As required, the Company will adopt SFAS No. 131 in the fourth quarter of 1998.


     In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 requires that costs incurred in the development of internal use software be capitalized and amortized over a period of time. Specifically, external direct costs of materials and services consumed in developing or obtaining internal use computer software, payroll and payroll related costs for employees who are directly associated with and who devote time to the internal use computer software project, and interest cost incurred when developing computer software for internal use, should be capitalized. Costs to develop or obtain software that allows for access or conversion of old data by new systems should also be capitalized. All other data conversion and all training costs on the internal use software should be expensed as incurred. SOP 98-1 is effective for fiscal years beginning after December 15, 1998 with earlier application encouraged in fiscal years for which annual financial statements have not been issued. The provisions of SOP 98-1 should be applied to internal use software costs incurred in those fiscal years for all projects, including those projects in progress upon initial application of SOP 98-1. Costs incurred prior to initial application of SOP 98-1, whether capitalized or not, should not be adjusted to the amounts that would have been capitalized had SOP 98-1 been in effect when those costs were incurred. The Company adopted SOP 98-1 in the first quarter of 1998. During the three and nine months ended October 3, 1998, the Company has capitalized approximately $97,000 and $314,000, respectively, of costs associated with a new comprehensive catalog information system, of which approximately $40,000 and $156,000, respectively, were internal payroll and payroll related costs.

     In April 1998, the AICPA issued Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up Activities". SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 had no impact on the Company's financial condition or results of operations for the three and nine months ended October 3, 1998.

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

                            SPECIALTY CATALOG CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (unaudited)



                                                   THREE MONTHS ENDED                  NINE MONTHS ENDED
                                               OCTOBER 3,     SEPTEMBER 27,        OCTOBER 3,    SEPTEMBER 27,
                                               ----------     -------------        ----------    -------------
                                                  1998            1997                 1998          1997
                                               ----------      ----------           ----------    ----------

   Income before extraordinary item            $  319,544      $  842,162           $1,079,402    $1,374,319

   BASIC EPS                                   $     0.06      $     0.17           $     0.21    $     0.28
                                               ==========      ==========           ==========    ==========
   Basic weighted average shares outstanding    5,057,001       4,967,001            5,052,129     4,866,525
                                               ==========      ==========           ==========    ==========

EFFECT OF DILUTIVE SECURITIES
      Stock options                               460,926         576,027              468,180       583,720
      Warrants                                         --              --                   --        73,342
                                               ----------      ----------           ----------    ----------

   Income before extraordinary item
      plus assumed conversions                 $  319,544      $  842,162           $1,079,402    $1,374,319

   DILUTED EPS                                 $     0.06      $     0.15           $     0.20    $     0.25
                                               ==========      ==========           ==========    ==========

   Diluted weighted average shares
      outstanding                               5,517,927       5,543,028            5,520,309     5,523,587
                                               ==========      ==========           ==========    ==========

     Options to purchase 641,935 and 566,935 shares, respectively, of common stock ranging in prices from $5.33 to $7.15 per share and from $6.50 to $7.15 per share, respectively, were not included in computing diluted EPS for the three and nine months ended October 3, 1998 because their effects were anti-dilutive. Options to purchase 152,500 shares of common stock ranging in prices from $6.88 to $7.15 per share were not included in computing diluted EPS for the three months and nine months ended September 27, 1997 because their effects were anti-dilutive.

     Amounts presented for the three and nine months ended September 27, 1997 have been restated for the adoption of FAS 128.

4.   Restructuring Charge

     In August 1998, the Company announced a reorganization of certain management positions. In connection with this reorganization, the Company recorded in the third quarter of 1998 a pre-tax charge of $469,558, consisting of severance and other severance related benefits for five former employees of the Company. The Company will pay out the severance and severance related benefits through August 1999. Included in accrued expenses at October 3, 1998 are accrued restructuring charges of $369,385.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     In addition to the historical information contained herein, this quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, but not limited to, the Company's expected future revenues, operations and expenditures, estimates of the potential markets for the Company's products, assessments of competitors and potential competitors, and projected timetables for the market introduction of the Company's products. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, but not limited to, the following risks and uncertainties: (i) the Company's indebtedness and future capital requirements, (ii) increasing postal rates, paper prices and media costs, (iii) limited sources of fiber used to make the Company's products, (iv) the limited number of suppliers of the Company's products, (v) the Company's dependence upon foreign suppliers, especially in China, Indonesia and Korea,
(vi) the customary risks of doing business abroad, including fluctuations in the value of currencies, (vii) the potential development of a cure for hair loss and cancer treatment improvements, (viii) the effectiveness of the Company's catalogs and advertising programs, (ix) the Company's competition, (x) the impact of acquisitions on the Company's prospects and (xi) system issues related to the Year 2000. Additional information concerning certain risks and uncertainties that could cause actual results to differ materially from those projected or suggested in the forward-looking statements is contained in the Company's filings with the Commission, including those risks and uncertainties discussed under the caption "Risk Factors" in the Company's Form 10-K for the year ended January 3, 1998. The forward-looking statements contained herein represent the Company's judgment as of the date of this Report on Form 10-Q, and the Company cautions readers not to place undue reliance on such statements.

THREE MONTHS ENDED OCTOBER 3, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 27, 1997

     Net sales increased $1.7 million, or 18.3%, from $9.3 million for the three months ended September 27, 1997 to $11.0 million for the three months ended October 3, 1998. This increase was due to (i) the addition of $1.3 million in net sales from Daxbourne, a leading United Kingdom retailer and wholesaler of women's wigs and hairpieces, which was acquired by the Company in October 1997 and (ii) the continued success of the Company's Paula's Hatbox and Especially Yours catalogs, which together increased net sales by approximately $746,000 for the three months ended October 3, 1998 compared to the three months ended September 27, 1997. The increase in net sales was offset by a decrease in net sales from the Company's Paula Young catalogs of approximately $410,000 due to lower response rates and smaller average order sizes.

     Gross margin dollars increased $1.0 million, or 16.7%, from $6.0 million for the three months ended September 27, 1997 to $7.0 million for the three months ended October 3, 1998. The gross margin percentage decreased from 64.9% for the three months ended September 27, 1997 to 64.1% for the three months ended October 3, 1998. The decrease in gross margin percentage for the three months ended October 3, 1998 compared to the three months ended September 27, 1997 related primarily to increased sales of hats, accessories and apparel which have lower margins than wigs and hair pieces.

     Selling, general and administrative expenses ("SG&A") increased $1.4 million, or 31.8%, from $4.4 million for the three months ended September 27, 1997 to $5.8 million for the three months ended October 3, 1998. The increase in SG&A related primarily to (i) the addition of approximately $679,000 of expenses from Daxbourne for the three months ended October 3, 1998, (ii) additional catalog production and mailing expenses of approximately $636,000 for the three months ended October 3, 1998 compared to the three months ended September 27, 1997, due primarily to an increase in the number of catalogs mailed as well as increased page counts in the Company's Paula's Hatbox and Especially Yours catalogs and (iii) expenses of approximately $93,000 for legal and investment banker services in connection with the Company's efforts to explore various strategic alternatives to maximize shareholder value, including the possible sale or recapitalization of the Company. The increase in SG&A expense for the three months ended October 3, 1998 compared to the three months ended September 27, 1997 was offset by (i) a decrease in advertising expense of approximately $163,000 and (ii) an increase in shipping and handling income of approximately $111,000.

     In August 1998, the Company announced a reorganization of certain management positions. In connection with this reorganization, the Company recorded in the third quarter of 1998 a pre-tax charge of $469,558, consisting of severance and other severance related benefits for five former employees of the Company. The Company will pay out the severance and severance related benefits through August 1999. Included in accrued expenses at October 3, 1998 are accrued restructuring charges of $369,385.

     Net interest expense increased approximately $51,000, or 32.5%, from approximately $157,000 for the three months ended September 27, 1997 to approximately $208,000 for the three months ended October 3, 1998, reflecting higher principal amounts outstanding under the Company's bank facility due to additional borrowing to acquire Daxbourne during the fourth quarter of 1997.

NINE MONTHS ENDED OCTOBER 3, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 27,
1997


     Net sales increased $6.1 million, or 19.4%, from $31.5 million for the nine months ended September 27, 1997 to $37.6 million for the nine months ended October 3, 1998. This increase was due to (i) the addition of $3.9 million in net sales from Daxbourne, a leading United Kingdom retailer and wholesaler of women's wigs and hairpieces, which was acquired by the Company in October 1997 and (ii) the continued success of the Company's Paula's Hatbox and Especially Yours catalogs, which together increased net sales by $2.6 million for the nine months ended October 3, 1998 compared to the nine months ended September 27, 1997. The increase in net sales was offset by a decrease in net sales from the Company's Paula Young catalogs of approximately $396,000 due to lower response rates and smaller average order sizes.

     Gross margin dollars increased $3.2 million, or 15.4%, from $20.8 million for the nine months ended September 27, 1997 to $24.0 million for the nine months ended October 3, 1998. The gross margin percentage decreased from 66.1% for the nine months ended September 27, 1997 to 64.0% for the nine months ended October 3, 1998. The decrease in gross margin percentage related primarily to
(i) expanded promotional pricing on several of the Company's wig and hairpiece products, which resulted in a decrease in the average order size for the nine months ended October 3, 1998 compared to the nine months ended September 27, 1997, (ii) increased sales of hats, accessories and apparel which have lower margins than wigs and hairpieces and (iii) an increase in freight charges as a result of an increase in the amount of merchandise air freighted for the nine months ended October 3, 1998 compared to the nine months ended September 27, 1997.

     Selling, general and administrative expenses increased $3.2 million, or 17.9%, from $17.9 million for the nine months ended September 27, 1997 to $21.1 million for the nine months ended October 3, 1998. The increase in SG&A related primarily to (i) the addition of $2.1 million of expenses from Daxbourne for the nine months ended October 3, 1998, (ii) additional catalog production and mailing expenses of $1.5 million for the nine months ended October 3, 1998 compared to the nine months ended September 27, 1997, due primarily to an increase in the number of catalogs mailed as well as increased page counts in the Company's Paula's Hatbox and Especially Yours catalogs and
(iii) expenses of approximately $93,000 for legal and investment banker services in connection with the Company's efforts to explore various strategic alternatives to maximize shareholder value, including the possible sale or recapitalization of the Company. The increase in SG&A expense for the nine months ended October 3, 1998 compared to the nine months ended September 27, 1997 was offset by (i) a decrease in advertising expense of approximately $487,000 and (ii) an increase in shipping and handling income of approximately $366,000.

     In August 1998, the Company announced a reorganization of certain management positions. In connection with this reorganization, the Company recorded in the third quarter of 1998 a pre-tax charge of $469,558, consisting of severance and other severance related benefits for five former employees of the Company. The Company will pay out the severance and severance related benefits through August 1999. Included in accrued expenses at October 3, 1998 are accrued restructuring charges of $369,385.

     In June 1997, SC Publishing, a subsidiary of the Company, sold its business of continuing education for real estate professionals. The Company recognized a pre-tax gain, included in SG&A, on the sale of these assets of $121,980.

     Net interest expense increased approximately $35,000, or 5.9%, from approximately $598,000 for the nine months ended September 27, 1997 to approximately $633,000 for the nine months ended October 3, 1998, reflecting lower interest rates which were offset by higher principal amounts outstanding on the Company's bank facility due to additional borrowing to acquire Daxbourne during the fourth quarter of 1997.

     The Company recorded a $218,699 extraordinary loss on the early extinguishment of debt (net of income tax benefit of $149,083) for the nine months ended September 27, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     During the first nine months of 1998, sources of operating cash flows consisted primarily of (i) net income of approximately $1.1 million, (ii) depreciation and amortization of approximately $539,000 and (iii) a decrease in deferred income taxes of approximately $721,000. These operating cash flow sources were offset by (i) an increase in accounts receivable of approximately $183,000, (ii) an increase in inventories of approximately $621,000, (iii) an increase in prepaid expenses of approximately $489,000 and (iv) a decrease in accounts payable and accrued expenses of approximately $428,000. Financing cash flow sources for the nine months ended October 3, 1998 came from line of credit borrowings of approximately $1.7 million, which were offset by repayments of approximately $969,000 under the Company's term loan agreements. Cash flows provided by operating activities were also offset by approximately $982,000 of cash used in investing activities, primarily due to (i) the construction costs associated with the Company's build out of its former warehouse space and (ii) the costs associated with a new comprehensive catalog information system project.

     The Company is in the process of installing a new comprehensive catalog information system purchased from an outside vendor. The system is currently undergoing modification, both by the vendor and by the Company's internal staff. The system is scheduled to be implemented for SC Direct, a subsidiary of the Company, in early 1999. Following the implementation by SC Direct, it is anticipated that the system will be modified to deal with the special processing needs of SC Publishing, another subsidiary of the Company. It is anticipated that these modifications will take between three and six months to complete, with full implementation being completed in mid-1999. The entire cost of the new system, including new hardware and internal payroll and payroll related costs, is estimated to be between $1.5 and $1.8 million. As of October 3, 1998, approximately $977,000 of these costs have been capitalized, of which approximately $314,000 was added during the nine months ended October 3, 1998.

     During March 1998, the Company completed the first phase of renovation of its former warehouse space in its South Easton facility to allow for further office expansion. Costs of the renovation and for the purchase of new furniture and fixtures amounted to approximately $300,000 in the first quarter of 1998.

     In August 1998, the Company announced a reorganization of certain management positions. In connection with this reorganization, the Company recorded in the third quarter of 1998 a pre-tax charge of $469,558, consisting of severance and other severance related benefits for five former employees of the Company. The Company will pay out the severance and severance related benefits through August 1999. Included in accrued expenses at October 3, 1998 are accrued restructuring charges of $369,385.

     In September 1998, the Company announced that it has retained Patricof & Co. Capital Corp. to explore various strategic alternatives to maximize shareholder value, including the possible sale or recapitalization of the Company. Patricof & Co. Capital Corp. is an international investment banking firm headquartered in New York City with affiliated offices throughout Europe.

     The Company's cash flow from operations and available credit facilities are considered adequate to fund planned business operations and both the short-term and long-term capital needs of the Company. However, certain events, such as additional significant acquisitions, could require new external financing.

YEAR 2000 COMPLIANCE

     The Company's current information and computer systems will be affected by the Year 2000 issue, which refers to the inability of computerized systems to process dates beyond December 31, 1999. The Company has formulated a Year 2000 Plan to address the Company's Year 2000 issues. Based on its current assessments from the Year 2000 Plan, the Company expects that it will not experience a disruption of its operations as a result of the change to the new millennium.

     The Company is in the process of installing a new comprehensive catalog information system purchased from an outside vendor, who has represented that the software addresses the Year 2000 issue. It is anticipated that the installation will be completed in early 1999. The Company estimates that the entire cost of the new system, including new hardware and internal payroll and payroll related costs, will be between $1.5 and $1.8 million. As of October 3, 1998, approximately $977,000 of these costs have been capitalized, of which approximately $314,000 was added during the nine months ended October 3, 1998.

     Based on its current assessments and its initial plan, which are based in part upon some preliminary information concerning the Year 2000 status from a small group of the Company's critical suppliers and vendors, the Company expects that it will not experience a disruption of its operations after December 31, 1999. However, there can be no assurance that the suppliers and vendors of the Company will be successful in taking corrective action in a timely manner. The Company anticipates initiating more extensive inquiries with significant suppliers and vendors during the fourth quarter of 1998 and first quarter of 1999 to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues. (Refer to the listed risks and uncertainties on page 10 of this report.)

     The Company has not yet established a formal contingency plan, but intends to formulate one to address unavoided or unavoidable risks and expect to have the contingency plan formulated by early 1999. Initially, the Company has determined that if the new comprehensive catalog information system cannot be effectively installed, the Company has the ability to receive a free upgrade from its current vendor making the current computer operating system Year 2000 compliant. The current vendor has stated that it would need approximately 60 days to complete the upgrade.

     If the Company's new computer system fails with respect to the Year 2000 issue, there could be a material adverse impact on the business operations or financial performance of the Company, including its ability to take customer orders, ship products, invoice customers and collect payments. Additionally, there can be no assurance that systems of certain of the Company's suppliers and vendors will be converted on a timely basis, which could have a material adverse impact on the business operations or financial performance of the Company.

     The preceding discussion contains forward looking information within the meaning of Section 21E of the Exchange Act. Actual results may differ materially from such projected information due to changes in the underlying assumptions.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which became effective for the Company for periods beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. SFAS No. 130 requires that a company (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of the balance sheet. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company adopted this statement during the first quarter of 1998. Comprehensive income consists solely of accumulated foreign currency translation adjustments in connection with the Company's United Kingdom subsidiary. During the three and nine months ended October 3, 1998, the Company has recognized other comprehensive income of $26,497 and $22,857, respectively.

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

     In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 requires that costs incurred in the development of internal use software be capitalized and amortized over a period of time. Specifically, external direct costs of materials and services consumed in developing or obtaining internal use computer software, payroll and payroll related costs for employees who are directly associated with and who devote time to the internal use computer software project, and interest cost incurred when developing computer software for internal use, should be capitalized. Costs to develop or obtain software that allows for access or conversion of old data by new systems should also be capitalized. All other data conversion and all training costs on the internal use software should be expensed as incurred. SOP 98-1 is effective for fiscal years beginning after December 15, 1998 with earlier application encouraged in fiscal years for which annual financial statements have not been issued. The provisions of SOP 98-1 should be applied to internal use software costs incurred in those fiscal years for all projects, including those projects in progress upon initial application of SOP 98-1. Costs incurred prior to initial application of SOP 98-1, whether capitalized or not, should not be adjusted to the amounts that would have been capitalized had SOP 98-1 been in effect when those costs were incurred. The Company adopted SOP 98-1 in the first quarter of 1998. During the three and nine months ended October 3, 1998, the Company has capitalized approximately $97,000 and $977,000, respectively, of costs associated with a new comprehensive catalog information system, of which approximately $40,000 and $156,000, respectively, were internal payroll and payroll related costs.

     In April 1998, the AICPA issued Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up Activities". SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 had no impact on the Company's financial condition or results of operations for the three and nine months ended October 3, 1998.

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

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits


     10.02 Third Amendment to the Credit and Guaranty Agreement and Second Amendment to the Credit Agreement Dated as of September 30, 1998 between Specialty Catalog Corp., SC Corporation, d/b/a SC Direct, SC Publishing, Inc., Daxbourne International Limited and BankBoston, N.A.

     27.1 Financial Data Schedule (for EDGAR filing purposes only), Filed herewith.

     (b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the three month period October 3, 1998.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SPECIALTY CATALOG CORP.


Dated: November 16, 1998                /s/ Steven L. Bock
                                        ------------------------------------
                                        Steven L. Bock
                                        Chairman, Chief Executive Officer
                                        and President



Dated: November 16, 1998                /s/ J. William Heise
                                        ------------------------------------
                                        J. William Heise
                                        Senior Vice President, Chief
                                        Financial Officer (Principal
                                        Accounting and Financial Officer)