Form 10-K
period 1999-01-02
SPECIALTY CATALOG CORP
filed 1999-03-30
CIK 1020897

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

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934
  For the fiscal year ended January 2, 1999

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934
  For the transition period from      to

                        Commission file number 0-21499

                               ----------------

                            SPECIALTY CATALOG CORP.
            (Exact Name of Registrant as Specified in Its Charter)

              DELAWARE                                 04-3253301
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
   incorporation or organization)

          21 BRISTOL DRIVE                                02375
     SOUTH EASTON, MASSACHUSETTS                       (Zip Code)
   (Address of principal executive
              offices)

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

  Aggregate market value of voting stock held by non-affiliates of the Registrant as of March 26, 1999 (based on the closing sale price of the Common Stock on the NASDAQ National Market on such date) was $6,007,982.

  Number of shares of the Registrant's Common Stock outstanding as of March 26, 1999: 4,418,586

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Registrant's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 25, 1999 are incorporated by reference into Part III of this Annual Report on Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                   NOTE REGARDING FORWARD-LOOKING STATEMENTS

  Except for the historical information contained herein, this Annual Report on Form 10-K for Specialty Catalog Corp. (the "Company") may contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, but not limited to, the Company's expected future revenues, operations and expenditures, estimates of the potential markets for the Company's products, assessments of competitors and potential competitors and projected timetables for the market introduction of the Company's products. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, but not limited to, the following risks and uncertainties: (i) the Company's indebtedness and future capital requirements,
(ii) increasing postal rates, paper prices and media costs, (iii) limited sources of fiber used to make the Company's products, (iv) the limited number of suppliers of the Company's products, (v) the Company's dependence upon foreign suppliers, especially in China, Korea and Indonesia, (vi) the customary risks of doing business abroad, including fluctuations in the value of currencies, (vii) the potential development of a cure for hair loss and cancer treatment improvements, (viii) the effectiveness of the Company's catalogs and advertising programs, (ix) the Company's competition, (x) the impact of acquisitions on the Company's prospects and (xi) contingencies and risks associated with the Year 2000 problem. Additional information concerning certain risks and uncertainties that could cause actual results to differ materially from those projected or suggested in the forward-looking statements is contained under the caption "Risk Factors" under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. The forward-looking statements contained herein represent the Company's judgment as of the date of this Annual Report on Form 10-K, and the Company cautions readers not to place undue reliance on such statements.

                                    PART I

ITEM 1. BUSINESS

General

  The Company targets niche consumer product categories, primarily via direct marketing. SC Direct, its principal operating subsidiary in the United States ("SC Direct"), is the US's leading retailer of women's wigs and hairpieces. Daxbourne International Limited, a subsidiary of SC Direct ("Daxbourne"), is a leading United Kingdom retailer and wholesaler of women's wigs and hairpieces. SC Publishing, another subsidiary of SC Direct ("SC Publishing"), sells continuing education courses to nurses and CPAs.

 SC Direct

  SC Direct sells wigs and hairpieces, primarily to women over the age of 50, using three distinct catalogs: Paula Young(R), Christine Jordan(R) and Especially Yours(R). In addition, SC Direct sells apparel, hats and other fashion accessories to women through its Paula's Hatbox(R) and Especially Yours(R) catalogs. SC Direct generated net sales of $40.1 million, $38.3 million and $32.2 million for the fiscal years ended 1998, 1997 and 1996, respectively. For the fiscal years ended 1998, 1997 and 1996, respectively, SC Direct mailed approximately 25 million, 21 million and 19 million catalogs. Each catalog includes detailed product descriptions and specifications, full color photographs and pricing information. Each catalog is published several times a year, and often variations of each catalog are distributed.

  Paula Young(R) is SC Direct's flagship catalog featuring Paula Young(R) brand wigs. Paula Young(R) wigs are value priced and have "shake and wear" styling as well as quality construction. The Paula Young(R) catalog also offers accessories such as turbans, shampoos, combs and styling heads. In addition, each Paula Young(R) catalog offers a selection of Christine Jordan(R) wigs, as well as Touch of Class(TM) brand products which include wiglets, add-ons and extensions. In addition to its own proprietary brands, SC Direct also offers a selection of other branded wigs including Eva Gabor(R) and NJ Creations(R). In March 1999, the Company introduced Raquel Welch(TM) wigs in the Paula Young(R) catalog.

  Christine Jordan(R) brand wigs are SC Direct's premium brand, offering the Company's highest quality wigs. Christine Jordan(R) wigs have a unique fiber blend and come in their own distinctive colors. In addition, the wigs have a comfort construction with a natural hairline and are the only brand in the industry to carry five sizes in most of its styles. Historically, Christine Jordan(R) brand wigs were offered in their own Christine Jordan(R) catalog, in addition to the Paula Young(R) catalog. In early 1999, the Company determined that it would be more cost efficient to eliminate the Christine Jordan(R) catalog, while continuing to offer Christine Jordan(R) brand wigs in the Paula Young(R) catalog.

  The Especially Yours(R) catalog features Especially Yours(R) brand wigs and hairpieces with a variety of features specially designed for African-American women, including natural hairline crimping and fiber texture that reflect the natural hair of African-Americans. SC Direct has also begun to offer women's apparel, hats and accessories in the Especially Yours(R) catalog. In 1999, SC Direct entered into a license agreement with Star Jones, co-host of ABC's TV show, "The View", to develop the Star Jones(TM) line of wigs and hairpieces. SC Direct began offering this line of wigs and hairpieces in the first mailing of the Especially Yours(R) catalog in 1999. In early 1998, the Company became the exclusive licensee for the Diahann Carroll(TM) line of wigs, which are also featured in the Especially Yours(R) catalog. A selection of Especially Yours(R) brand wigs and hairpieces are also offered in selected Paula Young(R) catalogs.

  In 1998, the Paula's Hatbox(R) catalog was repositioned to offer a selection of women's fashion apparel, including suits, dresses and casual wear, in addition to the wide variety of hats that have been historically offered. The Company's strategy is to carve out a share of the women's apparel and accessories market, using stylish hats as the platform for offering an attractive selection of quality apparel and accessories at affordable prices.

 Daxbourne International Limited

  Daxbourne International Limited is a leading retailer and wholesaler of women's wigs, hairpieces and related products in the United Kingdom. Daxbourne distributes wigs and hairpieces under its Jacqueline Collection(R) and Natural Image(R) brands, and has established a strong presence in the UK through catalog, retail and wholesale distribution channels. Net sales of Daxbourne for 1998 were $5.1 million, while net sales for the period from October 3, 1997 through January 3, 1998 were approximately $1.2 million.

  Daxbourne's direct marketing business offers through its Jacqueline Collection(R) catalog an extensive selection of women's wigs, hairpieces and accessories under its Jacqueline Collection(R) brand name. The Jacqueline Collection(R) catalog also offers accessories such as turbans, shampoos, combs and styling heads.

  Daxbourne also operates two stand-alone retail outlets and eleven retail concessions within department stores. These locations offer customers the ability to try on various wig styles and are staffed with experienced sales associates who can assist the customers in their selections. A portion of this business consists of supplying customers who have been referred by the National Health Service Trusts ("NHS").

  The wholesale business operates under the Natural Image(R) brand and sells to shops, agents and other distributors, including agents and retail outlets that supply wigs to the NHS. The wholesale business also exports a small amount of wigs to customers in other European countries. Towards the end of 1998, Daxbourne began testing a new fashion range of wigs and hairpieces. A concession has been established in a leading London department store and trades under the brand name Hot Hair(TM).

 SC Publishing

  SC Publishing distributes catalogs under its Western Schools(R) brand and specializes in providing continuing education courses ("CE") to nurses and CPAs. SC Publishing's strategy is to build its business by offering quality education at value prices. SC Publishing generated net sales of $3.7 million, $4.0 million and $4.0 million for the fiscal years ended 1998, 1997 and 1996, respectively. For the fiscal years ended 1998, 1997 and 1996, respectively, SC Publishing mailed approximately 5 million, 5 million and 6 million catalogs. SC Publishing sold its real estate division in June 1997.

Industry and Markets

 Wigs

  Based on US Census Bureau import data, approximately 5.8 million wigs are sold annually in the United States, which the Company estimates to be approximately $340 million in retail sales. The wig market is comprised of fashion wig wearers and need-based wig wearers. Need-based wig wearers purchase wigs as a necessity, due to a physical condition such as naturally thinning hair or total hair loss, as well as hair loss due to medical procedures and conditions (e.g., alopecia and cancer treatments). Many everyday wig wearers replace their wigs every three to four months, and have a wig "wardrobe," consisting of several wigs, either of the same style and color or of different styles and colors.

  In the 1960s, wigs and hairpieces were broadly viewed as a fashion accessory. However, as styles and tastes changed, the fashion-driven demand for wigs decreased. Due to this trend, during the 1970s and 1980s, the number of specialty wig boutiques declined and department stores reduced their selling space allocated to inventories of wigs. The Company's catalog business was started to serve the need-based wig customers who were not being adequately serviced by other retail alternatives. The Company believes that only approximately 5.4 million women, or 27%, of the estimated 20 million American women with thinning hair, currently wear wigs, and that, accordingly, there is substantial opportunity for future growth of the Company's business.

  The Caucasian retail wig market, which the Company estimates to be an approximately $202 million market with approximately 2.7 million units sold annually, is serviced by direct mail catalogers and retail outlets, including beauty salons, wig shops and department stores. The Company estimates that catalog sales represent 43% of the units sold and 23% of the sales dollars annually in the Caucasian market and believes that catalogs offer the benefits of privacy, convenience, lower prices and broader product selection. Retail stores provide customers with more personalized service and allow customers to try on the product; however, they generally charge higher prices and offer less convenience, privacy and selection than catalog retailers.

  The African-American wig market, unlike the Caucasian market, has yet to undergo any significant transition to direct marketing from retail outlets. Although African-American women comprise approximately 13% of the US female population, they purchase approximately 53% of the wig units sold annually. The Company estimates that annual sales to the African-American wig market are approximately $138 million and 3.1 million units. Only about 5% of African-American wigs are sold through catalogs, with the balance sold primarily in beauty salons and wig shops. The Company believes that its Especially Yours(R) catalog, which targets African-American women, already has the highest sales volume of any catalog offering wigs designed for African-American women.

  The Company estimates that the international wig and hairpiece market is at least as large as the US market. By identifying opportunities through acquisitions and licensing programs, the Company has the ability to facilitate international expansion. The Company currently has license agreements to sell its products in Germany, Austria and the UK.

 Women's Apparel and Hats

  Women's apparel is a multi-billion dollar market. In 1998, the Company began to position Paula's Hatbox(R) to appeal to the middle aged woman who wants fashionable, coordinated merchandise at affordable prices. To attract as much of this segment as possible, many of the fashion items are offered in misses, as well as regular sizing. The merchandise selection in the Especially Yours(R) catalog was also expanded to include a greater selection of women's apparel and hats than were previously offered.

  The Company believes that the fashion hat market, like the wig market, has not been well serviced by existing retail channels of distribution, with no major retailer offering a broad selection of quality hats. The women's fashion hat market is fragmented among department stores, small boutiques, resort stores and other general merchants and catalog retailers who offer a limited number of styles as a complement to their principal product lines. Although the women's fashion hat market is estimated to be in excess of a $800 million market, no dominant hat retailer has emerged.

 Continuing Education

  Nursing, accounting and other industries require their professionals to meet continuing education ("CE") requirements on an ongoing basis. Required CE frequency and the number of required hours vary from profession to profession and from state to state depending on state laws and association regulations. The CE industry has many small providers, including local universities, but few large providers. In addition, some hospitals and accounting firms educate their own employees through in-house programs and by subsidizing outside programs. Because CE is a required product, people may not be enthusiastic buyers. Accordingly, SC Publishing competes aggressively on price, course content and selection, and customer service.

  Nursing CE represented approximately 86% of SC Publishing's CE sales in 1998. Approximately 45% of the states in the US currently require nurses to have some form of CE. SC Publishing is exploring the expansion of its share of this market by experimenting with new formats, such as newsletters and crossfolds, that are more cost effective to produce than the current catalogs or may create additional revenue opportunities. SC Publishing also sells CE to CPAs, who generally are required to obtain minimum levels of CE every year. SC Publishing seeks to compete in this market by offering current CE topics in a convenient manner at competitive prices. Approximately 14% of SC Publishing's net sales were represented by the accounting market.

  SC Publishing develops its products by first identifying topics pertinent to its target audiences of nurses and CPAs. For the nursing market, SC Publishing then contracts with qualified authors to develop course textbooks and exam materials. Due to the fact that regulations rapidly change in the accounting market and the economics of writing courses, SC Publishing buys existing textbooks and contracts with authors or industry experts to create introductory materials and exams that enhance and test the learning of the materials presented in the textbooks. All courses and exams are subject to peer review by industry experts before publishing.

Products

 Wigs & Hairpieces

  The Company sells a wide range of wigs and hairpieces in the United States, Canada, United Kingdom and through its international licensing agreements. The Company offers over 100 different wig styles and 10 different hairpieces in more than 30 colors, including browns, blondes, grays and reds. Most wigs are available in one or two sizes, except for wigs in the Christine Jordan(R) brand, most of which are offered in five sizes. Wigs provide full coverage, and are lighter in weight and more natural looking compared to wigs from the 1960s. Hairpieces include wiglets, add-ons and extensions. Wiglets are small wigs generally worn on the top of the head to add style or cover thinning hair on the top or crown area. Add-ons or extensions are usually added for style reasons, generally to the back of the head.

  Virtually all of the wigs sold by the Company are made from a special synthetic fiber, the market for which is dominated by two Japanese firms, Kaneka Corporation and Toyo Chemical Corporation. This synthetic fiber is not a proprietary material, and other manufacturers in the past have produced this material. Should there be a permanent or long-term disruption in the supply of fiber, the Company believes that the time required to obtain an alternate source and the attendant delay in new production, as well as a possible significant increase in the price of fiber, may have a material adverse effect on the Company's wig and hairpiece sales and profit margins.

  In early 1999, the Company introduced 100% human hair and human hair blend wigs to its line of products. Human hair wigs have versatile styling that allows customers to wear their wigs any way they prefer. The human hair blends allow the customer to enjoy the shape-retaining endurance and ease of care of our synthetic style wigs with the versatile look and feel of our human hair styles.

  The Company expects that most of its wigs and hairpieces, including its new human hair and human hair blend wigs, will continue to be manufactured in Asia in the future. Accordingly, the Company's operations are subject to the customary risks of doing business abroad, including fluctuations in the value of currencies, such as the recent financial instabilities in the Asian markets, export duties, work stoppages and, in certain parts of the world, political instability and possible governmental intervention. As such, the availability and cost of wigs may be favorably or adversely affected by any of these items. Although to date such risks have not had a significant effect on the Company's business operations, no assurance can be given that such risks will not have a material adverse effect on the Company's business operations in the future.

  During 1998, the Company purchased approximately 89% of its wigs and hairpieces directly from eight foreign manufacturers and the balance from one US importer. Each of the Company's five largest manufacturers represented between 8% and 21% of its overall wig purchases in 1998. The Company maintains close relationships with many of the leading wig manufacturers. Through these relationships, the Company is able to obtain better control over purchasing, styles, quality and cost.

 Apparel and Hats

  The Company offers a variety of fashion apparel in both its Paula's Hatbox(R) and Especially Yours(R) catalogs. The merchandise in the Paula's Hatbox(R) catalog includes both dressy as well as casual items and includes a variety of hats that are specifically offered because of the coordinated look they allow a woman to put together. The Paula's Hatbox(R) catalog also offers a selection of shoes and handbags. The Especially Yours(R) catalog offers a selection of apparel and hats targeted to African-American women.

  The majority of the Company's hats are manufactured domestically and purchased from domestic vendors, including top designers. The Company's apparel is purchased from designers, who may produce or contract to produce the merchandise overseas or domestically. With the exception of a few items, all merchandise is replaced at the beginning of each season (i.e., Spring and Fall) to offer seasonally appropriate products with additional offerings added throughout each season to maintain the freshness of the products offered in and the appearance of the catalog.

Marketing

  The Company markets its wigs, apparel, hats, fashion accessories and continuing education courses primarily through catalogs. Also, in 1999, the Company began to sell its products via the Internet, which is discussed further in the "New Opportunities" section below. Wig customers are obtained predominantly by way of a two-step marketing program. Step one involves obtaining prospective customers by soliciting customer interest through targeted advertising. The Company uses a variety of advertising media, including magazines, newspapers, tabloids, co-op mailers, package insert programs and television. The Company places advertising based on demographics, cost and historical experience. Historical experience is measured by cost per inquiry, cost per customer and lifetime value of a customer. Based on this information, the Company determines which media are effective and where future marketing dollars should be spent.

  Step two, which commences when a prospective customer responds favorably to an advertisement placed by the Company, involves sending the prospective customer a series of catalogs designed to elicit an initial sale. By pre-qualifying prospects in this manner, the Company has been able to convert up to approximately 18% of its Paula Young(R) inquirers and up to approximately 12% of its Especially Yours(R) inquirers into customers within one year of their catalog requests. If a sale is made, the customer is put on an active list and additional catalogs designed to create a repeat buyer are mailed. Inactive inquirers and customers are periodically sent a program of targeted mailings designed to reactivate them.

  The Company believes that it differentiates itself from both traditional storefront retailers and other direct marketers by offering a broad and deep selection of the core wig products it offers. Also, by virtue of its large order volume and direct purchasing from wig manufacturers, the Company is able to offer wigs and hairpieces at prices significantly lower than most hair salons and wig shops.

  Beginning in 1998, customers for the Paula's Hatbox(R) catalog were obtained using the more traditional one-step approach. In a one-step approach, names are rented from another catalog company or outside list providers based on certain criteria, such as buying habits and nature of the products purchased.

  The Company markets its CE courses using a one-step marketing program targeted directly at nursing and accounting professionals whose licenses will expire if they do not obtain further continuing education credits. The Company has also begun to put a selection of its courses and catalog titles on the Internet. The first courses became available on the Internet in January 1999.

  The Company continually refines its marketing programs and processes for the purpose of increasing its conversion rate and the rate of repeat purchases. The Company employs a variety of research methods, including demographic analysis, database modeling, customer surveys, test mailings and advertising, focus groups and outside research sources. The Company's research efforts have assisted the Company in pursuing its strategic goals by identifying new niche markets, such as the market for its products among African-American women.

New Opportunities

  The Company intends to continue to build its business in its existing markets as well as to enter new markets, both by internal expansion and through acquisitions. In executing its plans, the Company will pursue the following:

 E-Commerce

  In early 1999, the Company redesigned its Internet web-sites www.paulayoung.com and www.especiallyyours.com to provide information on the latest selection of wigs and hairpieces, and also added secure, on-line ordering capabilities. These web-sites also include links to a sister web-site, www.paulashatbox.com, which will be available later in 1999. These sites provide information on products and styling, and answers to frequently asked questions. The wig sites will provide links to additional sites of interest to wig customers, such as sites that deal with alopecia, cancer, religion and alternative lifestyles.

  In March 1999, the Company purchased the domain name www.wig.com and has reserved other generic domain Internet sites in order to increase the amount of online traffic to the Company web-sites. Also, the Company will continue to look for other Internet related opportunities, such as the use of search engines to promote the Company's businesses.

 Acquisitions

  The Company intends to be aggressive with respect to its acquisition strategy in wigs and hairpieces, which is focused on building market share through further consolidation of the wig and hairpiece market, both in the United States and internationally. The Company will also continue to explore acquisition candidates, aside from wig and hairpiece companies, such as those offering products targeted to senior women or those offering products complementary to wigs and hairpieces.

 Licensing Agreements

  The Company believes there are opportunities to expand into other countries through licensing agreements. The Company's standard license agreement, in general, grants each licensee an exclusive right to use the Company's trademarks to sell wigs in the licensee's territory. Under the terms of the license agreement, the Company supplies the licensee the inventory for which the Company is paid its cost for the inventory plus an administrative fee for its shipping and handling costs. The Company also provides marketing advice and catalog development assistance. In general, the licensees are required to pay royalties on their net sales and expend a specified minimum amount of advertising each year. The Company currently has active license agreements in the UK, Germany and Austria.

 Business to Business

  The Company has been testing business to business opportunities in the United States during the last few years. Since a certain percentage of women will prefer shopping for wigs in retail outlets, the Company, through a business to business catalog, seeks to distribute its products to existing retail channels, such as wig shops and beauty salons. The Company already sells wigs and hairpieces via the business to business concept in the UK through Daxbourne.

  During 1998, the Company entered into an agreement with CyberImaging Systems, Inc. to offer the Company's products to salons and other retailers through a computer based hairstyle imaging system, incorporating the Company's wig and hairpiece products and brand names. The Company regularly monitors other technological advances to determine if any may have applicability to its businesses.

 New Products

  The Company seeks to leverage its customer relationships by adding new product lines to its catalogs. By developing and offering new products which customers desire, the Company creates additional sales opportunities and reinforces customer loyalty to the Company's catalogs. For example, fashion apparel began to be offered in the Paula's Hatbox(R) catalog in 1998, human hair and human hair blend wigs were introduced in the Company's wig catalogs in January 1999, the Star Jones(TM) line of wigs and hairpieces was introduced in the first mailing of the Especially Yours(R) catalog in January 1999, and the Raquel Welch(TM) line of wigs was introduced in the Paula Young(R) catalog in March 1999.

Databases

  The Company has developed proprietary databases for its wig, apparel, hat, African-American and continuing education businesses consisting of customers and inquirers. The Company markets mailing lists derived from its databases to non-competing businesses to provide additional sources of income, after confirming that security measures are in place to protect this proprietary data. The Company has undertaken limited exchanges of lists of inactive customers with wig competitors. Due to the fact that wig wearers are difficult to find, the Company believes that its wig database is unique and would be very expensive to replicate and, as such, poses a substantial barrier to entry for any potential competitor in the wig industry.

Operations

 Order Entry and Customer Service

  The Company has structured its telemarketing operation and the training for its telemarketing representatives to simplify catalog shopping by emphasizing prompt, courteous and knowledgeable service.

Customers may call toll free telephone numbers 24 hours a day, seven days a week, to place orders or to request a catalog. Approximately 57% of the Company's orders are placed by telephone, with calls lasting three to four minutes. The balance of orders is received by mail. The Company has contracted with an outside telemarketing provider to handle calls in the event call volume exceeds the Company's capacity during peak business hours, as well as to answer the Company's phones during off-peak hours. Overflow situations also occur due to holidays and operational disruptions, such as poor weather.

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

  In November 1997, the Company renegotiated its contract for long distance service with AT&T for three years at rates approximately 35% lower than rates under the previous contract. The Company uses Lucent Technology equipment with a 500-line capacity and presently uses about 300 lines in 90 stations. The Company's telephone system permits flexibility in routing calls to maximize tele-service representative efficiency.

 Fulfillment

  The Company's fulfillment goal is the prompt delivery of ordered merchandise. Orders received are usually shipped by the next day, primarily via third class or priority mail. For an additional charge, the Company will ship by overnight or second day courier. Merchandise not in stock on the date of order, is shipped within 24 hours of its receipt by the Company.

  The Company uses an integrated computer picking, packing and shipping system. The system monitors the in-stock status of each item ordered, processes the order and generates all related packing and shipping materials, taking into account the location of items within the distribution center. During fiscal 1998, the Company shipped an average of approximately 4,400 packages per business day.

 Returns

  The Company's return policy allows customers to return products for prompt refund or exchange. The Company believes that its return levels are normal for mail order products of this nature. Return experience is closely monitored at the individual product level to identify trends in product offerings, product defects and quality issues in an attempt to assess future purchases, enhance customer satisfaction and reduce overall returns.

 Inventory Management

  The Company's inventory management goal is to balance a high initial fulfillment rate with reasonable levels of inventory investment and low overstocks. To achieve this goal, the Company seeks to schedule merchandise deliveries and inventory amounts to conform closely to sales levels. Initial orders for wigs, apparel and hats are placed two to four months before a catalog mailing. Initial deliveries are scheduled to occur one or two weeks before the first mailing. Initial purchase quantities are based on a variety of factors, including past experience with the same or similar products, future availability, shipping time, and, with respect to apparel, hat and accessory vendors, the Company's ability to negotiate a reorder commitment from the vendor. The Company continuously analyzes sales and returns for each item in a catalog. Using this information, the Company projects gross demand and returns for such items and, based on these projections and inventory on hand and on order, makes decisions regarding additional purchases. The Company sells overstocks and discontinued items through targeted mailings and sale pages bound into its full-price catalogs.

 Catalog Production

  The Company's catalogs are designed in-house by the Company's graphic arts staff of designers and production artists using a computer desktop publishing system. The Company's in-house design of catalogs provides the Company with greater control, flexibility and creativity in catalog production and product selection, and results in significant cost savings. For the fiscal years ended 1998, 1997 and 1996, respectively, SC Direct mailed approximately 25 million, 21 million and 19 million catalogs. For the fiscal years ended 1998, 1997 and 1996, respectively, SC Publishing mailed approximately 5 million, 5 million and 6 million catalogs.

Competition

  The mail order catalog business is highly competitive. The Company believes that it competes on the basis of quality, value, service, product offerings, advertising effectiveness, catalog design, convenience and efficiency. The Company's wig, apparel and hat catalogs compete with other mail order catalogs, both specialty and general, retail stores, including hair salons and wig shops, department stores, specialty stores and discount stores and Internet web-sites. The Company believes it has advantages over its two principal mail order wig competitors, General Wig Company, which markets wigs through the Beauty Trends catalog, and Vincent James Company, which markets wigs through the TWC Catalog. The Company believes that these advantages include economies of scale, the size of its customer list, and its extensive advertising programs.

  The Company's CE catalogs compete with other mail order catalogs, in-house CE, professional associations, and seminar providers. The CE industry has many small providers, including local universities, but few large providers. Potential competition may emerge from new distribution channels such as the Internet and interactive television. Accordingly, SC Publishing competes aggressively on price, course content and selection and customer service. SC Publishing also plans to compete on the Internet.

Employees

  As of January 2, 1999, SC Direct and SC Publishing combined employed a total of 282 employees, consisting of 66 salaried full-time employees, 2 salaried part-time employees, 153 full-time hourly employees, and 61 part-time hourly employees. Daxbourne International Limited employed 61 employees, consisting of 52 salaried full-time employees and 9 full-time hourly employees. None of the Company's employees are covered by a collective bargaining agreement. The Company believes that its relations with its employees are good.

Trademarks, Patents and Trade Names

  The Company has 13 trademarks registered in the United States, two registered trademarks in the United Kingdom, three trademark applications and one patent with the US Patent and Trademark Office. The Company also has four trademarks registered under California state law. In the course of normal business, the Company often utilizes new trade names. When appropriate, the Company seeks to register these names.

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

ITEM 1A. EXECUTIVE OFFICERS OF THE REGISTRANT

  The executive officers of the Company are as follows:

          Name           Age                           Position
          ----           ---                           --------
Steven L. Bock..........  45 Chairman of the Board, President and Chief Executive Officer
J. William Heise........  50 Senior Vice President and Chief Financial Officer

  Steven L. Bock has been Chairman of the Board and Chief Executive Officer of the Company (or its predecessor company) since December 1990 and has been President of the Company since August 1998. He has been a director of SC Direct and SC Publishing (including the years when these companies were under bankruptcy protection of the courts) since March 1989. SC Direct was formed by RSG Partners, a private investment and management firm founded by Mr. Bock and two partners in 1988. Mr. Bock was a partner in RSG Partners from 1988 to 1990. From October 1986 to October 1988, Mr. Bock was a Vice President of TSG Holdings, Inc., the investment advisor to Transcontinental Services Group, a UK listed investment holding company, where he was responsible for initiating, financing and managing business investments. Mr. Bock has been a director of the Juvenile Diabetes Foundation, Bay State Chapter, since January, 1998. Mr. Bock is also a member of the Young Presidents Organization. He graduated (summa cum laude) with a B.A. degree from SUNY at Albany and received his J.D. degree (cum laude) from Harvard Law School.

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

ITEM 2. PROPERTIES

  The Company occupies a 43,000 square foot office building in South Easton, Massachusetts, and a 50,000 square foot warehouse facility in a town adjacent to South Easton. In November 1997, the Company renewed the lease on its South Easton facility for a three year and four month term with two one-year renewal options following the initial term. The Company began a five year and five month lease on April 1, 1997 for its warehouse facility.

  The Company owns a 6,000 square foot building in London, England, which is used by Daxbourne for office and warehouse operations.

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

                                                                   High   Low
                                                                  ------ ------
   1996
     Fourth Quarter (commencing October 17, 1996)................ $7.375 $6.500
   1997
     First Quarter............................................... $7.375 $6.875
     Second Quarter.............................................. $7.125 $6.250
     Third Quarter............................................... $6.969 $6.625
     Fourth Quarter.............................................. $7.000 $6.375
   1998
     First Quarter............................................... $6.625 $5.625
     Second Quarter.............................................. $6.500 $5.000
     Third Quarter............................................... $5.625 $3.875
     Fourth Quarter.............................................. $5.000 $2.500

  The number of holders of record of the Company's common stock as of March 26, 1999 was 23.

  The Company has not paid a dividend with respect to its common stock nor does the Company anticipate paying dividends in the foreseeable future. Under the terms of the Company's existing debt agreements, the Company is not permitted to pay dividends.

ITEM 6. SELECTED FINANCIAL DATA

                                              Historical
                           ---------------------------------------------------
                                           Fiscal Year Ended
                           ---------------------------------------------------
                            Jan. 2,    Jan. 3,  Dec. 28,  Dec. 30,   Dec. 31,
                             1999     1998 (4)    1996      1995       1994
                           ---------  --------- --------- ---------  ---------
                                (In thousands, except per-share amounts
                                     and weighted average shares)
Statement of Operations
 Data:
Net sales................. $  48,884  $  43,492 $  36,272 $  42,568  $  38,179
Cost of sales.............    17,918     14,968    12,811    16,423     15,648
                           ---------  --------- --------- ---------  ---------
Gross profit..............    30,966     28,524    23,461    26,145     22,531
Selling, general and
 administrative...........    26,968     23,431    20,186    22,835     17,772
Restructuring charges.....       470        --        --        513        --
                           ---------  --------- --------- ---------  ---------
Income from operations....     3,528      5,093     3,275     2,797      4,759
Interest expense, net.....       861        821     1,658     1,918        661
Reorganization items......       --         --        --        --       2,890
                           ---------  --------- --------- ---------  ---------
Income before income
 taxes, cumulative effect
 of change in accounting
 principle and
 extraordinary items......     2,667      4,272     1,617       879      1,208
Income taxes..............     1,096      1,793       644       357        498
                           ---------  --------- --------- ---------  ---------
Income before cumulative
 effect of change in
 accounting principle and
 extraordinary items......     1,571      2,479       973       522        710
                           ---------  --------- --------- ---------  ---------
Net income(1)............. $   1,571  $   2,260 $     973 $     522  $  12,789
                           ---------  --------- --------- ---------  ---------
Preferred stock
 dividends................       --         --        --        292         31
                           ---------  --------- --------- ---------  ---------
Net income available to
 common shareholders...... $   1,571  $   2,260 $     973 $     230  $  12,758
                           =========  ========= ========= =========  =========
Earnings per Share--Basic
 EPS(2)
Income before cumulative
 effect of change in
 accounting principle and
 extraordinary items...... $    0.31  $    0.51 $    0.31 $    0.08  $    0.24
Net income available to
 common shareholders...... $    0.31  $    0.46 $    0.31 $    0.08  $    4.51
Weighted average shares
 outstanding.............. 5,033,800  4,905,667 3,180,091 2,826,666  2,826,666
Earnings per Share--
 Diluted EPS(2)
Income before cumulative
 effect of change in
 accounting principle and
 extraordinary items...... $    0.29  $    0.45 $    0.25 $    0.08  $    0.23
Net income available to
 common shareholders...... $    0.29  $    0.41 $    0.25 $    0.08  $    4.23
Weighted average shares
 outstanding.............. 5,495,014  5,527,701 3,946,211 3,015,078  3,015,078
                                              Historical
                           ---------------------------------------------------
                                                 As Of
                           ---------------------------------------------------
                            Jan. 2,    Jan. 3,  Dec. 28,  Dec. 30,   Dec. 31,
                             1999     1998 (4)    1996      1995       1994
                           ---------  --------- --------- ---------  ---------
                                            (In thousands)
Balance Sheet Data:
Working capital........... $     (70) $   1,083 $   5,619 $     649  $   2,114
Total assets..............    22,399     23,293    18,405    18,170     17,364
Long-term debt............     3,671      5,012     8,147    12,876     15,180
Preferred stock...........       --         --        --      2,249      2,249
Stockholders' equity
 (deficit)(3).............     7,436      7,866     4,801    (4,416)    (4,654)

--------
(1) For the fiscal year ended December 31, 1994, net income reflects a gain from an extraordinary item of $12,078,489, net of income taxes, resulting from the forgiveness of debt upon the Company's emergence from bankruptcy. In 1997, net income reflects a $218,699 extraordinary loss on the early retirement of debt (net of an income tax benefit of $149,083).
(2) In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", which was effective for financial statements issued for periods ending after December 15, 1997. This statement required the adoption of new calculation methodologies and enhanced disclosures of basic and diluted earnings per share computations. As required, the Company has adopted SFAS No. 128 in the fourth quarter of 1997 and has restated prior year earnings per share presentations to conform to SFAS No. 128. See the consolidated financial statements and notes thereto.
(3) In December 1998, the Company repurchased 700,000 shares of its common stock from funds affiliated with Dickstein Partners Inc., a large stockholder of the Company, in a private transaction at a price of $3.125 per share. The shares that were repurchased represented approximately 14% of the Company's outstanding shares, and are now held in the Company's treasury. The repurchase was financed through existing bank lines with BankBoston, N.A. The Company also received 57,788 shares of stock from a former employee of the Company in lieu of cash to cover withholding taxes related to gains on stock options exercised in December 1998.
(4) The fiscal year ended January 3, 1998 includes three months of activity of the Company's subsidiary, Daxbourne International Limited, which was acquired by the Company on October 3, 1997. For the three months ended January 3, 1998, Daxbourne had net sales of $1,172,376, gross profit of $844,171 and net income of $80,375. The fiscal year ended January 3, 1998 contains 53 weeks compared to the 52-week fiscal year for all other years presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Unless otherwise indicated, "1998" means the Company's fiscal year ended January 2, 1999, "1997" means the Company's fiscal year ended January 3, 1998, and "1996" means the Company's fiscal year ended December 28, 1996. The discussion and analysis below should be read in conjunction with the Financial Statements of the Company and the notes to the financial statements. In addition to historical information, the following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ significantly from those anticipated in these forward-looking statements.

Introduction

  The Company targets niche consumer product categories, primarily via direct marketing. SC Direct, its principal operating subsidiary in the United States ("SC Direct"), is the US leading retailer of women's wigs and hairpieces. Daxbourne International Limited ("Daxbourne"), a subsidiary of SC Direct, which was acquired in October 1997 and accounted for under the purchase method of accounting, is a leading United Kingdom retailer and wholesaler of women's wigs and hairpieces. SC Publishing, another subsidiary of SC Direct ("SC Publishing"), sells continuing education courses to nurses and CPAs.

  The Company is on a 52/53-week fiscal year, ending on the Saturday closest to December 31. The fiscal years ended January 2, 1999, January 3, 1998 and December 28, 1996 consisted of 52, 53 and 52 weeks, respectively.

Results of Operations

 1998 Compared to 1997

  Net sales increased $5.4 million, or 12.4%, from $43.5 million in 1997 to $48.9 million in 1998. This increase was due to (i) the addition of $3.9 million in net sales from Daxbourne, which went from $1.2 million in fiscal 1997 to $5.1 million in fiscal 1998 and (ii) the continued success of the Company's Especially Yours(R) and Paula's Hatbox(R) catalogs, which together increased net sales by $2.9 million in 1998 compared to 1997. The increase in net sales was offset by a decrease in net sales from the Company's Paula Young(R) catalogs of approximately $1.4 million due to lower response rates and smaller average order sizes. Also, the Company's 1998 fiscal year consisted of 52 weeks compared to the 53-week fiscal year in 1997.

  Gross margin dollars increased $2.5 million, or 8.8%, from $28.5 million in 1997 to $31.0 million in 1998. The gross margin percentage decreased from 65.6% in 1997 to 63.4% in 1998. The decrease in gross margin percentage related primarily to (i) expanded promotional pricing on several of the Company's wig and hairpiece products, which resulted in a decrease in the average order size in 1998 compared to 1997, (ii) increased sales of apparel, hats and accessories which have lower margins than wigs and hairpieces, (iii) increased sales of wigs in the Especially Yours(R) catalog which tend to have lower price points than in Paula Young(R), (iv) an increase in freight charges as a result of an increase in the amount of merchandise air freighted from suppliers in 1998 compared to 1997 and (v) an increase in inventory reserves for excess Paula's Hatbox(R) inventory.

  Selling, general and administrative expenses ("SG&A") increased $3.6 million, or 15.4%, from $23.4 million in 1997 to $27.0 million in 1998. The increase in SG&A related primarily to (i) the addition of $1.9 million of expenses from Daxbourne from approximately $543,000 in fiscal 1997 to $2.4 million in fiscal 1998, (ii) additional catalog production and mailing expenses of $2.1 million in 1998 compared to 1997, due primarily to an increase in the number of catalogs mailed as well as increased page counts in the Company's Paula's Hatbox(R) and Especially Yours(R) catalogs, (iii) expenses of approximately $160,000 for legal and investment banker services in connection with the Company's efforts to explore various strategic alternatives to maximize shareholder value, (iv) increased depreciation and amortization expense of approximately $366,000 and (v) additional photography expense due to the write-off of approximately $119,000 of photographs that will not be used in the 1999 catalogs. The increase in SG&A in 1998 compared to 1997 was offset by (i) a decrease in advertising expense of approximately $579,000 primarily related to the elimination of unprofitable media testing,
(ii) an increase in shipping and handling income of approximately $385,000 and
(iii) fewer expenses related to the Company's 52-week fiscal year ended 1998 compared to 1997's 53-week fiscal year.

  In August 1998, the Company announced a reorganization of certain management positions. In connection with this reorganization, the Company recorded in the third quarter of 1998 a pre-tax charge of $469,558, consisting of severance and other severance related benefits for five former employees of the Company. The Company will pay out the severance and severance related benefits through July 1999. Included in accrued expenses at January 2, 1999 are accrued restructuring charges of $99,301.

  Net interest expense increased approximately $40,000, or 4.9%, from approximately $821,000 in 1997 to approximately $861,000 in 1998, reflecting higher principal amounts outstanding on the Company's bank facility, due to additional borrowing to acquire Daxbourne during the fourth quarter of 1997, which were offset by lower interest rates in 1998 compared to 1997.

 1997 Compared to 1996

  Net sales increased $7.2 million, or 19.8%, from $36.3 million in 1996 to $43.5 million in 1997. The sales increase resulted from (i) higher customer response rates driven by expanded promotional pricing on the Company's products, (ii) an increase in the number of catalogs mailed in 1997 compared to 1996, principally due to additional mailings of two of the Company's newer catalogs, Paula's Hatbox(R) and Especially Yours(R), (iii) the addition of Daxbourne net sales, which added $1.2 million in sales for 1997 and (iv) one additional week of sales related to the Company having a 53-week fiscal year in 1997 compared to a 52-week fiscal year in 1996.

  Gross margin dollars increased $5.0 million, or 21.3%, from $23.5 million in 1996 to $28.5 million in 1997. The gross margin percentage increased from 64.7% in 1996 to 65.6% in 1997. This percentage increase resulted from (i) a larger percentage of the Company's products being purchased at lower prices directly from overseas factories and (ii) a reduction in the cost of shipping packages weighing less than one pound to customers. The overall increase in gross margin percentage was, however, reduced by promotional pricing strategies on many of the Company's wig and hairpiece products which resulted in a decrease in the average order size in 1997 compared to 1996, as well as a shift in the mix of products sold from higher margin to lower margin products, such as hats.

  SG&A expenses increased $3.2 million, or 15.8%, from $20.2 million in 1996 to $23.4 million in 1997. This increase was primarily due to (i) an increase in catalog production costs of approximately $900,000 for 1997 compared to 1996, due primarily to an increase in the number of catalogs mailed in 1997 compared to 1996, (ii) the addition of Daxbourne activity for 1997, which added approximately $550,000 of SG&A in 1997, (iii) additional expenses related to the Company's 53-week fiscal year ended 1997 compared to 1996's 52-week fiscal year and (iv) additional variable costs due to increased sales activity, additional headcount, increased rent expense and increased administrative expenses relating to being a public company.

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

  Net interest expense for the Company decreased approximately $836,000, or 51.7%, from $1.7 million in 1996 to approximately $821,000 in 1997, reflecting
(i) lower average principal amounts outstanding for the year on the Company's debt and (ii) lower interest rates. This decrease was offset by added interest expense as a result of additional borrowing for the Daxbourne acquisition in October 1997.

Liquidity and Capital Resources

  Cash flows provided by operating activities was $3.8 million in 1998. The cash flows provided by operating activities were offset by $2.0 million used in financing activities and $1.7 million used in investing activities. The $2.0 million in cash used in financing activities was primarily due to (i) the Company's repurchase of $2.4 million in stock in December 1998 and (ii) the repayment of long term debt of approximately $970,000. These financing cash uses were offset by increased cash sources from the Company's line of credit of $1.3 million. The $1.7 million in cash used in investing activities was primarily due to (i) the Company's continued installation of the new catalog information system which amounted to approximately $465,000, (ii) the renovation for the new call center which amounted to approximately $300,000,
(iii) the repayment of approximately $500,000 in notes payable relating to the Daxbourne acquisition and (iv) the purchase of approximately $260,000 of computer equipment upgrades to handle the hardware and software components of the new catalog information system.

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

  In March 1997, the Company entered into an $11 million credit facility with BankBoston, N.A. (the "BKB Agreement") for the purpose of refinancing its existing senior and subordinated debt and to provide for the capital expenditures and working capital needs of the Company. The BKB Agreement provided for a $5 million term loan (the "Term Loan") and a $6 million revolving line of credit (the "Line of Credit"). The Term Loan and the Line of Credit bear interest rates based on either a base rate, as defined in the BKB agreement, or a LIBOR contract rate. As of January 2, 1999, the Term Loan was under a LIBOR contract rate of 7.1563% for

$3.5 million and 6.8603% for $500,000. As of January 2, 1999, $2.3 million of the Line of Credit was under LIBOR contract rates ranging from 6.9036% to 7.00% and the remainder of the Line of Credit was at the base rate of 8.00%. The Company is required to pay a commitment fee varying from 0.375% to 0.50% per annum on the unused portion of the commitment. At January 2, 1999, $2,827,351 was available under this Line of Credit.

  On October 3, 1997, the Company amended the existing BKB Agreement (the "Amended BKB Agreement") and entered into an additional $4.0 million credit agreement with BankBoston, N.A., acting through its London Branch (the "BKB UK Agreement"), in connection with the Company's acquisition of The Daxbourne Group. The Amended BKB Agreement extended the maturity date of borrowings from March 2001 to October 2001.

  The BKB UK Agreement provides for an approximate $1.8 million term loan (the "UK Term Loan") and for an approximate $2.2 million revolving line of credit (the "UK Line of Credit"). The UK Term Loan and the UK Line of Credit bear interest rates based on either a Sterling base rate, as defined by the BKB UK Agreement, or a LIBOR contract rate. The BKB UK Agreement matures in October 2001, with the UK Term Loan having a four year repayment schedule with remaining payments of approximately $463,000 due in 1999, approximately $515,000 due in 2000, and approximately $656,000 due in 2001. As of January 2, 1999, a portion of both the UK Term Loan and UK Line of Credit were under a LIBOR contract rate of 9.16%. The Company is required to pay a commitment fee varying from 0.375% to 0.50% per annum on the unused portion of the commitment. At January 2, 1999, $275,582 was available under the UK Line of Credit.

  On September 30, 1998, the Amended BKB Agreement was further amended by the Company and BankBoston, N.A. to exclude from debt covenant computations certain capital expenditures associated with the Company's purchase and installation of a new comprehensive catalog information system. Then, on December 21, 1998, the Amended BKB Agreement was further amended to allow the Company to defer its January 1, 1999 payment on the Term Loan in connection with the Company's repurchase of $2.4 million of its common stock in December 1998. The Amended BKB Agreement matures in October 2001 and has repayments of $1.5 million in 1999 and 2000 and $1.0 million in 2001.

  The Amended BKB Agreement and the BKB UK Agreement (collectively the "Consolidated Credit Facility") are cross-collateralized by a first perfected security interest in all tangible and intangible assets of the Company. The Consolidated Credit Facility is subject to certain consolidated covenants, including but not limited to leverage and debt service coverage ratios, minimum earnings requirements, and a restriction on the payment of cash dividends on the Company's common stock.

  The Company is in the process of installing a new catalog information system purchased from an outside vendor. The system is currently undergoing modification by the Company's internal staff. The system is scheduled to be implemented for SC Direct, a subsidiary of the Company, in mid-1999. Following the implementation by SC Direct, it is anticipated that the system will be modified to deal with the special processing needs of SC Publishing, another subsidiary of the Company. It is anticipated that these modifications will take between three and six months to complete, with full implementation being completed by the end of 1999. The entire cost of the new system, including new hardware and internal payroll and payroll related costs, is estimated to be $1.3 million. As of January 2, 1999, $1.1 million of these costs have been capitalized, of which approximately $465,000 was added during the year ended January 2, 1999.

  During March 1998, the Company completed the renovation of its former warehouse space in its South Easton facility to allow for further office expansion. Costs of the renovation and for the purchase of new furniture and fixtures amounted to approximately $300,000 in the first quarter of 1998.

  In December 1998, the Company entered into a private transaction to repurchase 700,000 shares of its common stock at $3.125 per share from funds affiliated with Dickstein Partners, Inc., a large stockholder of the Company. The shares that were repurchased represented approximately 14% of the Company's outstanding shares, and are now held in the Company's treasury. The repurchase was financed through existing bank lines with BankBoston, N.A. The Company also received 57,788 shares of stock from a former employee of the Company in lieu of cash to cover withholding taxes related to gains on stock options exercised in December 1998. In addition, the Board of Directors authorized the Company to repurchase up to an additional $1 million of common stock during 1999. Through March 26, 1999, the Company has repurchased 63,400 shares at an average price of $3.50 per share.

  The Company's cash flow from operations and available credit facilities are considered adequate to fund planned business operations and both the short-term and long-term capital needs of the Company. However, certain events, such as additional significant acquisitions, could require new external financing.

Year 2000 Readiness

  The Company's current information and computer systems will be affected by the Year 2000 ("Y2K") issue, which refers to the inability of computerized systems to process dates beyond December 31, 1999. The Company is formulating a Y2K Plan to address the Company's Y2K issues. Based on its current assessments from the Y2K Plan, the Company does not expect at present that it will experience a disruption of its operations as a result of the change to the new millennium.

  The Company is in the process of installing a new comprehensive catalog information system purchased from an outside vendor, who has represented that the software addresses the Y2K issue. If the Company's new computer system fails with respect to the Y2K issue, there could be a material adverse impact on the business operations or financial performance of the Company, including its ability to take customer orders, ship products, invoice customers and collect payments. It is anticipated that the installation will be completed in mid 1999. The Company estimates that the entire cost of the new system, including new hardware and internal payroll and payroll related costs, will be $1.3 million. As of January 2, 1999, $1.1 million of these costs have been capitalized, of which approximately $465,000 was added during the year ended January 2, 1999. If the new catalog information system cannot be effectively installed, then the Company has scheduled the current computer vendor to provide a free upgrade in June 1999 that will make the current computer operating system Y2K ready. Also, in January 1998, the Company successfully converted its financial and accounting systems to a new software package that has been represented by the vendor to be Y2K ready.

  The foregoing timetable and assessment of costs to become Y2K compliant reflect management's current best estimates. These estimates are based on many assumptions, including assumptions about the cost, availability and ability of resources to locate, remediate and modify affected systems, equipment and facilities. Based upon its activities to date, the Company does not currently believe that these factors will cause results to differ significantly from those estimated. However, the Company cannot reasonably estimate the potential impact on its financial condition and operations if key third parties including, among others, suppliers, contractors, financial institutions, non-retail customers and governments do not become Y2K compliant on a timely basis.

  The Company is assessing the state of readiness of its major suppliers and customers through written inquiry and evaluation of responses. The Company intends to follow up with those suppliers or customers that indicate material problems. Alternate suppliers or service providers will be identified for those whose responses indicate an unusually high risk of a Y2K problem. The Company's evaluation of business processes that are not related to information systems, and the development of contingency plans where such evaluation identifies a high risk of a Y2K problem should be completed by the third quarter of 1999. The main risks associated with the Y2K problem are the uncertainties as to whether the Company's suppliers can continue to perform their services for the Company uninterrupted by the Y2K event, and whether the Company's non-retail customers can continue to operate their business uninterrupted by the Y2K event. The Company's suppliers, if they are unable to remediate their Y2K problems, may be unable to produce or deliver goods ordered by the Company. The Company depends significantly upon telephone orders; should the Company's telephone service be adversely affected, the Company will be unable to receive a high percentage of its retail orders. The Company also depends in large measure on delivery services such as the United States Post Office, Federal Express and UPS to deliver goods to retail customers; accordingly should one or more of these delivery services prove unable to make deliveries as a result of Y2K problems, the Company's cash flow and business would be severely and adversely affected. Although the state of readiness of the Company's suppliers, delivery services and non-retail customers will be monitored and evaluated, and contingency plans will be developed, no assurances can be given as to the eventual state of readiness of the Company's suppliers and/or customers. Nor can any assurances be given as to eventual effectiveness of the Company's contingency plans.

  The preceding discussion contains forward-looking information within the meaning of Section 21E of the Exchange Act. This disclosure is also subject to protection under the Year 2000 Information and Readiness Disclosure Act of 1998, Public Law 105-271, as a "Year 2000 Statement" and "Year 2000 Readiness Disclosure" as defined therein. Actual results may differ materially from such projected information due to changes in the underlying assumptions.

Recently Issued Accounting Pronouncements

  In January 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 required that a company (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of the balance sheet. Reclassification of financial statements for earlier periods provided for comparative purposes is required. Comprehensive income consisted solely of accumulated foreign currency translation adjustments in connection with the Company's United Kingdom subsidiary in 1998. During the year ended January 2, 1999, the Company has recognized other comprehensive income of $12,431.

  The Company has also adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" in the fourth quarter of 1998. SFAS No. 131 established standards for the way public companies report selected information about operating segments in annual financial statements and required those companies to report selected information about segments in interim financial reports issued to shareholders. It also established standards for related disclosures about products and services, geographic areas, and major customers. Required disclosures have been made in the footnotes to the financial statements.

  In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 required that costs incurred in the development of internal use software be capitalized and amortized over a period of time. The Company adopted SOP 98-1 in the first quarter of 1998. During the year ended January 2, 1999, the Company has capitalized approximately $465,000 of costs associated with a new comprehensive catalog information system, of which approximately $230,000 were internal payroll and payroll related costs.

  In April 1998, the Company adopted SOP 98-5, "Reporting on the Costs of Start-Up Activities". SOP 98-5 required costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 had no impact on the Company's financial condition or results of operations for the year ended January 2, 1999.

  In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. The Company has not yet determined the effect, if any, of adopting SFAS No. 133 on the consolidated financial statements.

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

  Limited Number of Wig Manufacturers. The wigs sold by the Company are produced by a limited number of manufacturers. Each of the Company's five largest manufacturers supplied between 8% and 21% of the Company's overall wig purchases in 1998. The loss of one or more of these manufacturers could materially disrupt the Company's wig operations. Although the Company believes that in such an event it could purchase its wig requirements from the remaining manufacturers and from additional manufacturers, there can be no assurance that such sources of supply could meet the Company's wig requirements without considerable disruption to the Company's purchasing cycles, inventory levels and profit margins. The Company does not currently have, and does not anticipate entering into in the foreseeable future, long-term supply contracts with its manufacturers.

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

  Risk of a Cure for Hair Loss; Cancer Treatment Improvement. Millions of American women suffer varying degrees of hair loss, including those suffering hair loss as a side effect of cancer treatments. Women suffering from hair loss comprise a substantial percentage of the Company's customer base for its wigs and hairpieces. Ongoing research is conducted by numerous groups, both public and private, seeking remedies for hair loss. One drug, Minoxidil (marketed under the name Rogaine(R) as well as other names), is now available over-the-counter and is sold to men and women as a measure against hair loss. There can be no assurance that another new drug will not be developed that could prevent hair loss among women. Such an event may have a material adverse effect on the Company's core wig business. In addition, the development of any therapies, such as new cancer treatments, that would eliminate hair loss as a side effect, may have a material adverse effect on the Company's business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The Company's primary exposures to market risks include fluctuations in interest rates on its short-term and long-term debt of approximately $10.7 million as of January 2, 1999 and in foreign currency exchange rates. The Company does not use derivative financial instruments. The Company is subject to interest rate risk on its short-term borrowings under its credit facilities. Historically, the Company has not experienced material gains or losses due to interest rate changes. Management does not believe that the risk inherent in the variable-rate nature of these instruments will have a material effect on the Company's consolidated financial statements. However, no assurance can be given that such a risk will not have a material adverse effect on the Company's financial statements in the future.

  The Company's Term Loan and Line of Credit bear interest rates based on either a base rate or a LIBOR contract rate. The Company's UK Term Loan and the UK Line of Credit bear interest rates based on either a Sterling base rate or a LIBOR contract rate. See Liquidity and Capital Resources. As of January 2, 1999, the Term Loan was under a LIBOR contract rate of 7.1563% for $3.5 million and 6.8603% for $500,000. As of January 2, 1999, $2.3 million of the Line of Credit was under LIBOR contract rates ranging from 6.9036% to 7.00% and the remainder of the Line of Credit was at the base rate of 8.00%. As of January 2, 1999, a portion of both the UK Term Loan and UK Line of Credit were under a LIBOR contract rate of 9.16%.

  As of January 2, 1999, the outstanding balance on all of the Company's credit facilities was $10,731,553. Based on this balance, an immediate change of one percent in the interest rate would cause a change in interest expense of approximately $100,000 on an annual basis. The Company's objective in maintaining these variable rate borrowings is the flexibility obtained regarding early repayment without penalties and lower overall cost as compared with fixed-rate borrowings.

  The foreign currencies to which the Company has the most significant exchange rate exposure are the British Pound, Chinese Yuan and Indonesian Rupiah. The Company expects that most of its wigs and hairpieces will continue to be manufactured in China and Indonesia in the future. Accordingly, the Company's operations are subject to fluctuations in the value of these countries' currencies. Although to date such exchange rate exposures have not had a significant effect on the Company's business operations, no assurance can be given that such exchange rate exposures will not have a material adverse effect on the Company's business operations in the future. Also, the implementation of the Euro currency in 1999 is not expected to materially affect the Company's operations, or its risk profile.

  Based on a hypothetical ten percent adverse movement in interest rates and foreign currency exchange rates, the potential losses in future earnings, fair value of risk-sensitive financial instruments, and cash flows are immaterial, although the actual effects may differ materially from the hypothetical analysis.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                           Page
                                                                           -----
Independent Auditors' Report.............................................     23
Financial Statements and Supplementary Schedule as of January 2, 1999 and
 January 3, 1998 and for the Three Fiscal Years Ended January 2, 1999,
 January 3, 1998 and December 28, 1996...................................
  Consolidated Balance Sheets............................................     24
  Consolidated Statements of Operations..................................     25
  Consolidated Statements of Stockholders' Equity........................     26
  Consolidated Statements of Cash Flows..................................  27-28
  Notes to Consolidated Financial Statements.............................  29-43
  Schedule II--Valuation and Qualifying Accounts.........................     44

  All other schedules for which provision is made in the applicable regulations of the Securities and Exchange Commission have been omitted because the information is disclosed in the Consolidated Financial Statements or because such schedules are not required or are not applicable.

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
 Specialty Catalog Corp.

  We have audited the accompanying consolidated balance sheets of Specialty Catalog Corp. and subsidiaries (the "Company") as of January 2, 1999 and January 3, 1998 and the related consolidated statements of operations and consolidated statements of stockholders' equity and cash flows for the three years ended January 2, 1999, January 3, 1998 and December 28, 1996. Our audits also included the consolidated financial statement schedule listed in the Index at Item 8. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 2, 1999 and January 3, 1998 and the results of its operations and its cash flows for the three years ended January 2, 1999, January 3, 1998 and December 28, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, such consolidated financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
March 8, 1999

                            SPECIALTY CATALOG CORP.

                          CONSOLIDATED BALANCE SHEETS

                                                      January 2,   January 3,
                                                         1999         1998
                                                      -----------  -----------
                       Assets
Current assets:
  Cash and cash equivalents.......................... $   721,949  $   603,840
  Accounts receivable, less allowance for doubtful
   accounts of $65,621 and $79,500 at January 2, 1999
   and January 3, 1998, respectively.................   1,220,741    1,123,176
  Inventories........................................   5,388,395    6,258,928
  Prepaid expenses...................................   3,738,846    3,344,675
                                                      -----------  -----------
    Total current assets.............................  11,069,931   11,330,619
                                                      -----------  -----------
Property, plant and equipment:
  Property, plant and equipment......................   6,935,399    5,769,098
  Less accumulated depreciation and amortization.....  (3,989,287)  (3,606,295)
                                                      -----------  -----------
    Total property, plant and equipment--net.........   2,946,112    2,162,803
                                                      -----------  -----------
Intangible assets--net...............................   3,678,158    3,942,547
Deferred income taxes................................   4,521,988    5,560,050
Other assets.........................................     183,193      297,086
                                                      -----------  -----------
    Total assets..................................... $22,399,382  $23,293,105
                                                      ===========  ===========
        Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable and accrued expenses.............. $ 3,403,414  $ 3,123,100
  Liabilities to customers...........................     676,447      996,943
  Line of credit.....................................   5,097,067    3,784,952
  Income taxes.......................................         --       282,329
  Current portion of long-term debt..................   1,963,319    1,567,666
  Notes payable......................................         --       492,510
                                                      -----------  -----------
    Total current liabilities........................  11,140,247   10,247,500
                                                      -----------  -----------
Long-term debt.......................................   3,671,167    5,012,092
Other long-term liabilities..........................     151,619      167,755
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $1.00 par value: 1,000,000 shares
   authorized; no shares issued and outstanding......         --           --
  Common stock, $.01 par value: 10,000,000 shares
   authorized; 4,481,986 and 5,022,001 shares issued
   and outstanding at January 2, 1999 and January 3,
   1998, respectively................................      52,397       50,220
  Additional paid-in capital.........................  16,159,570   15,838,826
  Deferred compensation..............................     (48,363)     (65,862)
  Accumulated other comprehensive income.............      15,926        3,495
  Accumulated deficit................................  (6,389,540)  (7,960,921)
                                                      -----------  -----------
                                                        9,789,990    7,865,758
  Less treasury stock, at cost, 757,788 shares at
   January 2, 1999...................................  (2,353,641)         --
                                                      -----------  -----------
    Total stockholders' equity.......................   7,436,349    7,865,758
                                                      -----------  -----------
      Total liabilities and stockholders' equity..... $22,399,382  $23,293,105
                                                      ===========  ===========

                See notes to consolidated financial statements.

                            SPECIALTY CATALOG CORP.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    Fiscal Year Ended
                                           ------------------------------------
                                           January 2,  January 3,  December 28,
                                              1999        1998         1996
                                           ----------- ----------- ------------
Net sales................................  $48,883,552 $43,492,459 $36,271,663
Cost of sales (including buying,
 occupancy and order fulfillment costs)..   17,917,572  14,967,880  12,810,921
                                           ----------- ----------- -----------
Gross profit.............................   30,965,980  28,524,579  23,460,742
                                           ----------- ----------- -----------
Operating expenses:
  Selling, general and administrative
   expenses..............................   26,968,408  23,431,242  20,185,965
  Restructuring charges..................      469,558         --          --
                                           ----------- ----------- -----------
    Total operating expenses.............   27,437,966  23,431,242  20,185,965
                                           ----------- ----------- -----------
Income from operations...................    3,528,014   5,093,337   3,274,777
                                           ----------- ----------- -----------
Interest expense--net....................      860,639     821,105   1,657,471
                                           ----------- ----------- -----------
Income before income taxes and
 extraordinary items.....................    2,667,375   4,272,232   1,617,306
Income taxes.............................    1,095,994   1,792,865     644,047
                                           ----------- ----------- -----------
Income before extraordinary items........    1,571,381   2,479,367     973,259
Extraordinary items--loss on early
 extinguishment of debt (net of an income
 tax benefit of $149,083 for the year
 ended January 3, 1998)..................          --      218,699         --
                                           ----------- ----------- -----------
Net income...............................  $ 1,571,381 $ 2,260,668 $   973,259
                                           ----------- ----------- -----------
Other comprehensive income...............       12,431       3,495         --
                                           ----------- ----------- -----------
Comprehensive income.....................  $ 1,583,812 $ 2,264,163 $   973,259
                                           =========== =========== ===========
Earnings per share--Basic EPS:
  Income before extraordinary items......  $      0.31 $      0.51 $      0.31
  Loss on extraordinary items............  $       --  $      0.05 $       --
                                           ----------- ----------- -----------
  Net income per share...................  $      0.31 $      0.46 $      0.31
                                           =========== =========== ===========
  Weighted average shares outstanding....    5,033,800   4,905,667   3,180,091
                                           =========== =========== ===========
Earnings per share--Diluted EPS:
  Income before extraordinary items......  $      0.29 $      0.45 $      0.25
  Loss on extraordinary items............  $       --  $      0.04 $       --
                                           ----------- ----------- -----------
  Net income per share...................  $      0.29 $      0.41 $      0.25
                                           =========== =========== ===========
  Weighted average shares outstanding....    5,495,014   5,527,701   3,946,211
                                           =========== =========== ===========

                See notes to consolidated financial statements.

                            SPECIALTY CATALOG CORP.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                              Accumulated
                      Common Stock     Classes A, B and C    13% Preferred Stock                                 Other
                   ------------------- --------------------  --------------------   Treasury      Deferred   Comprehensive
                    Shares     Amount    Shares     Amount   Shares     Amount        Stock     Compensation    Income
                   ---------  -------- ----------  --------  -------  -----------  -----------  ------------ -------------
Balance, December
30, 1995.........        --   $     --  2,826,666  $ 28,267   22,491  $ 2,249,100  $       --    $     --      $    --
 Issuance of
 common stock in
 connection with
 initial public
 offering........  1,500,000    15,000        --        --       --           --           --          --           --
 Exchange of
 Class A, Class
 B, and Class C
 shares for
 common stock....  2,826,666    28,267 (2,826,666)  (28,267)     --           --           --          --           --
 Conversion of
 preferred stock
 into common
 stock...........    375,000     3,750        --        --   (22,491)  (2,249,100)         --          --           --
 Net income......        --        --         --        --       --           --           --          --           --
 Redeemable
 preferred stock
 dividends.......        --        --         --        --       --           --           --          --           --
 Forgiveness of
 preferred stock
 dividends and
 related accrued
 interest........        --        --         --        --       --           --           --          --           --
 Deferred
 compensation....        --        --         --        --       --           --           --      (87,750)         --
 Amortization of
 deferred
 compensation....        --        --         --        --       --           --           --        4,387          --
 Issuance of
 warrants........        --        --         --        --       --           --           --          --           --
 Other
 comprehensive
 income..........        --        --         --        --       --           --           --          --           --
                   ---------  -------- ----------  --------  -------  -----------  -----------   ---------     --------
Balance, December
28, 1996.........  4,701,666    47,017        --        --       --           --           --      (83,363)         --
                   ---------  -------- ----------  --------  -------  -----------  -----------   ---------     --------
 Net income......        --        --         --        --       --           --           --          --           --
 Exercise of
 stock options...     55,000       550        --        --       --           --           --          --           --
 Exercise of
 warrants........    265,335     2,653        --        --       --           --           --          --           --
 Amortization of
 deferred
 compensation....        --        --         --        --       --           --           --       17,501          --
 Other
 comprehensive
 income..........        --        --         --        --       --           --           --          --         3,495
                   ---------  -------- ----------  --------  -------  -----------  -----------   ---------     --------
Balance, January
3, 1998..........  5,022,001    50,220        --        --       --           --           --      (65,862)       3,495
                   ---------  -------- ----------  --------  -------  -----------  -----------   ---------     --------
 Net income......        --        --         --        --       --           --           --          --           --
 Exercise of
 stock options...    217,773     2,177        --        --       --           --           --          --           --
 Treasury stock
 repurchase......   (757,788)      --         --        --       --           --   $(2,353,641)        --           --
 Amortization of
 deferred
 compensation....        --        --         --        --       --           --           --       17,499          --
 Other
 comprehensive
 income..........        --        --         --        --       --           --           --          --        12,431
                   ---------  -------- ----------  --------  -------  -----------  -----------   ---------     --------
Balance, January
2, 1999..........  4,481,986  $ 52,397        --   $    --       --   $       --   $(2,353,641)  $ (48,363)    $ 15,926
                   =========  ======== ==========  ========  =======  ===========  ===========   =========     ========
                   Additional
                     Paid-in    Accumulated
                     Capital      Deficit
                   ------------ -------------
Balance, December
30, 1995.........  $ 4,641,774  $(11,194,848)
 Issuance of
 common stock in
 connection with
 initial public
 offering........    7,739,760           --
 Exchange of
 Class A, Class
 B, and Class C
 shares for
 common stock....          --            --
 Conversion of
 preferred stock
 into common
 stock...........    2,245,350           --
 Net income......          --        973,259
 Redeemable
 preferred stock
 dividends.......     (146,188)          --
 Forgiveness of
 preferred stock
 dividends and
 related accrued
 interest........      511,542           --
 Deferred
 compensation....       87,750           --
 Amortization of
 deferred
 compensation....          --            --
 Issuance of
 warrants........      119,062           --
 Other
 comprehensive
 income..........          --            --
                   ------------ -------------
Balance, December
28, 1996.........   15,199,050   (10,221,589)
                   ------------ -------------
 Net income......          --      2,260,668
 Exercise of
 stock options...      142,429           --
 Exercise of
 warrants........      497,347           --
 Amortization of
 deferred
 compensation....          --            --
 Other
 comprehensive
 income..........          --            --
                   ------------ -------------
Balance, January
3, 1998..........   15,838,826    (7,960,921)
                   ------------ -------------
 Net income......          --      1,571,381
 Exercise of
 stock options...      320,744           --
 Treasury stock
 repurchase......          --            --
 Amortization of
 deferred
 compensation....          --            --
 Other
 comprehensive
 income..........          --            --
                   ------------ -------------
Balance, January
2, 1999..........  $16,159,570  $ (6,389,540)
                   ============ =============

                See notes to consolidated financial statements.

                            SPECIALTY CATALOG CORP.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  Fiscal Year Ended
                                         --------------------------------------
                                         January 2,   January 3,   December 28,
                                            1999         1998          1996
                                         -----------  -----------  ------------
Cash flows from operating activities:
Net income.............................  $ 1,571,381  $ 2,260,668  $   973,259
Adjustments to reconcile net income to
 net cash provided by operating
 activities:
  Extraordinary loss due to early
   extinguishment of debt..............          --        98,504          --
  Interest paid through issuance of
   debt................................          --           --       237,216
  Provision for bad debts..............       17,000       45,360       22,000
  Depreciation and amortization........      745,931      392,950      276,407
  Deferred income taxes................    1,038,062      610,052      609,254
  Amortization of deferred
   compensation........................       17,499       17,501        4,387
  Changes in operating assets and
   liabilities, net of impact of
   acquisitions:
    Accounts receivable................     (113,676)     (40,664)     525,853
    Inventories........................      878,092     (754,929)      87,450
    Prepaid expenses...................     (393,639)     532,858     (414,715)
    Other assets.......................       94,472       85,614       87,285
    Accounts payable and accrued
     expenses..........................      330,725      (98,832)  (2,028,204)
    Liabilities to customers...........     (320,496)     305,566      (64,525)
    Income taxes.......................      (27,815)     301,997       25,074
    Other long-term liabilities........        4,167        8,334      (18,315)
                                         -----------  -----------  -----------
Net cash provided by operating
 activities............................  $ 3,841,703  $ 3,764,979  $   322,426
                                         -----------  -----------  -----------
Cash flows from investing activities:
  Purchases of property, plant and
   equipment...........................   (1,188,905)  (1,051,755)    (148,206)
  Acquisition, net of cash acquired and
   liabilities assumed.................     (505,140)  (4,187,325)         --
                                         -----------  -----------  -----------
Net cash used in investing activities..  $(1,694,045) $(5,239,080) $  (148,206)
                                         -----------  -----------  -----------
Cash flows from financing activities:
  Issuance of common stock.............       10,752       16,896    7,754,760
  Advances (repayments) on line of
   credit--net.........................    1,289,559    3,752,364   (1,050,000)
  Issuance of long-term debt...........          --     6,797,771          --
  Issuance of junior subordinated debt
   and warrants........................          --           --       500,000
  Repayment of subordinated debt.......          --    (4,224,683)         --
  Repurchase of treasury stock.........   (2,353,641)         --           --
  Repayments of long-term debt.........     (969,011)  (5,650,000)  (6,100,000)
  Repayment of capital lease
   obligations.........................      (20,303)         --           --
                                         -----------  -----------  -----------
Net cash provided by (used in)
 financing activities..................  $(2,042,644) $   692,348  $ 1,104,760
                                         -----------  -----------  -----------
Effect of exchange rate changes on cash
 and cash equivalents..................  $    13,095  $    (6,751) $       --
                                         -----------  -----------  -----------
Increase (decrease) in cash and cash
 equivalents...........................      118,109     (788,504)   1,278,980
Cash and cash equivalents, beginning of
 year..................................      603,840    1,392,344      113,364
                                         -----------  -----------  -----------
Cash and cash equivalents, end of
 year..................................  $   721,949  $   603,840  $ 1,392,344
                                         ===========  ===========  ===========
Supplemental disclosures of cash flow
 information:
  Cash paid during the year for:
    Interest...........................  $   812,845  $ 1,076,949  $ 1,102,460
                                         ===========  ===========  ===========
    Income taxes.......................  $   725,000  $   734,958  $    66,158
                                         ===========  ===========  ===========

                See notes to consolidated financial statements.

                            SPECIALTY CATALOG CORP.

Summary of Non-cash Transactions:

  During the year ended January 2, 1999, a former employee of the Company exercised 182,773 stock options for which the Company recorded a deduction in its income tax payable and an increase in additional paid-in capital of $188,997. In addition, the former employee used $56,148 of his unpaid severance that was recorded in accrued restructuring charges as payment for the cost of the stock options exercised.

  During the year ended January 2, 1999, an officer of the Company exercised 35,000 stock options for which the Company recorded a deduction in its income tax payable and an increase in additional paid in capital of $67,024.

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

  During the year ended January 3, 1998, the Company recorded a note payable with the seller for $492,510 in connection with the acquisition of The Daxbourne Group (see footnote 9).

  During the year ended January 3, 1998, an officer of the Company exercised 55,000 stock options for which the Company recorded a deduction in its income tax payable and an increase in additional paid in capital of $126,087.

  During the year ended December 28, 1996, the Company issued $237,216 of subordinated debt in lieu of payment of interest.

  During the year ended December 28, 1996, the Company declared dividends on preferred stock of $146,188. In conjunction with the Company's initial public offering, all shares of preferred stock were converted into common stock and all accumulated dividends, and accrued interest on those dividends, through the date of the offering were irrevocably waived by the holders of the preferred stock as of August 13, 1996.

                See notes to consolidated financial statements.

                            SPECIALTY CATALOG CORP.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   Fiscal Years Ended January 2, 1999, January 3, 1998 and December 28, 1996

1. Summary of Significant Accounting Policies

  Nature of Business--Specialty Catalog Corp. (the "Company") targets niche consumer product categories, primarily via direct marketing. SC Corporation, the Company's principal operating subsidiary doing business under the name SC Direct ("SC Direct"), is the leading US retailer of women's wigs and hairpieces. Daxbourne International Limited ("Daxbourne"), a subsidiary of SC Direct, is a leading UK retailer and wholesaler of women's wigs and hairpieces. SC Publishing ("SC Publishing"), another subsidiary of SC Direct, sells continuing education courses to nurses and CPAs.

  Principles of Consolidation--The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material inter-company balances and transactions have been eliminated in consolidation.

  Translation of Foreign Currencies--The financial statements of the Company's foreign subsidiary are translated from the local currency into US dollars using the current exchange rate at the balance sheet date for assets and liabilities and the average exchange rate prevailing during the period for revenues and expenses. The local currency of its foreign subsidiary is considered to be the functional currency. Exchange gains and losses on inter-company balances of a long-term investment nature are recorded as a component of other comprehensive income in stockholders' equity, while other transaction gains and losses are recorded directly to the consolidated statements of operations.

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

  Prepaid Expenses--The costs incurred to develop, print and place direct response advertisements to obtain names of potential customers are recorded as prepaid expenses until the time the advertisement is published, mailed or otherwise made available to potential customers. Direct response advertising for selling purposes is capitalized and amortized over the expected period of future benefit, generally two to four months. For the years ended January 2, 1999, January 3, 1998 and December 28, 1996, advertising expense was $15.0 million, $13.7 million and $13.4 million, respectively.

  Property, Plant and Equipment--Property, plant and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets. Amortization is computed on the straight-line method over the lesser of the estimated useful lives of the related assets or the lease terms.

  Intangibles--Intangible assets consisting of goodwill, covenants not to compete, customer lists, trademarks, and tradenames are amortized using the straight-line method over useful lives of five to thirty years. Management's policy regarding intangible assets is to evaluate the recoverability of its intangible assets when the facts and circumstances suggest that these assets may be impaired. This policy is consistent with those policies set forth in Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed." Evaluations consider factors including operating results, business and strategic plans, economic projections, and market emphasis. Evaluations compare expected cumulative, undiscounted operating incomes or cash flows with net book values of related

                            SPECIALTY CATALOG CORP.

intangible assets. Unrealizable intangible asset values are charged to operations. There were no impairment charges during the fiscal years presented.

  Other Assets--Other assets consist primarily of deferred financing costs. Deferred financing costs which were incurred by the Company in connection with the BankBoston, N.A. agreements in the US and the UK (see footnote 7) are amortized over the life of the underlying indebtedness using the straight-line method. At January 2, 1999 and January 3, 1998, deferred financing costs were $128,193 and $180,190, respectively. Deferred financing costs which were incurred by the Company in connection with the Banque Nationale de Paris ("BNP") note were charged as an extraordinary loss in 1997 as part of the refinancing agreement with BankBoston, N.A. In 1997, the Company recorded an extraordinary charge of $161,567, net of an income tax benefit of $107,711.

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

  Fair Value of Financial Instruments--SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," required disclosure of the fair value of financial instruments, relating to both those assets and liabilities recognized and those not recognized in the consolidated balance sheets of the Company, for which it is practicable to estimate fair value. The estimated fair value of financial instruments which are presented herein have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of amounts the Company could realize in a current market exchange.

  The fair value of the Company's cash and cash equivalents, accounts receivable, accounts payable, and line of credit approximate their carrying values at January 2, 1999 and January 3, 1998, due to the short-term maturities of these investments. The carrying value and fair value of the Company's long-term debt at January 2, 1999 was $5,634,486.

  Stock-Based Compensation--SFAS No. 123 required expanded disclosures of stock-based compensation arrangements with employees and encouraged (but did not require) compensation cost to be measured based on fair value of the equity instruments awarded. Companies are permitted, however, to continue to apply Accounting Principles Board ("APB") Opinion No. 25, which recognized compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock-based compensation awards to employees and has disclosed the required pro forma effect on net income and basic and diluted earnings per share (see footnote 11).

  Earnings Per Share--In 1997, the Company adopted SFAS No. 128, "Earnings Per Share." This statement required the adoption of new calculation methodologies and enhanced disclosures of basic and diluted earnings per share computations. As required, the Company has restated prior year earnings per share presentations to conform to SFAS No. 128.

  Newly Issued Accounting Pronouncements--In January 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 required that a company (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other

                            SPECIALTY CATALOG CORP.

comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of the balance sheet. Reclassification of financial statements for earlier periods provided for comparative purposes is required. Comprehensive income consisted solely of accumulated foreign currency translation adjustments in connection with the Company's United Kingdom subsidiary in 1998.

  The Company has also adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" in the fourth quarter of 1998. SFAS No. 131 established standards for the way public companies report selected information about operating segments in annual financial statements and required those companies to report selected information about segments in interim financial reports issued to shareholders. It also established standards for related disclosures about products and services, geographic areas, and major customers.

  In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 required that costs incurred in the development of internal use software be capitalized and amortized over a period of time. The Company adopted SOP 98-1 in the first quarter of 1998. During the year ended January 2, 1999, the Company has capitalized approximately $465,000 of costs associated with a new comprehensive catalog information system, of which approximately $230,000 were internal payroll and payroll related costs.

  In April 1998, the Company adopted SOP 98-5, "Reporting on the Costs of Start-Up Activities". SOP 98-5 required costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 had no impact on the Company's financial condition or results of operations for the year ended January 2, 1999.

  In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. The Company has not yet determined the effect, if any, of adopting SFAS No. 133 on the consolidated financial statements.

  Fiscal Year--The Company is on a 52/53-week fiscal year, ending on the Saturday closest to December 31. The fiscal years ended January 2, 1999, January 3, 1998 and December 28, 1996 consisted of 52/53/52 weeks, respectively. Unless otherwise indicated, "1998" means the Company's fiscal year ended January 2, 1999, "1997" means the Company's fiscal year ended January 3, 1998, and "1996" means the Company's fiscal year ended December 28, 1996.

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

  Reclassifications--Certain amounts in the 1996 and 1997 financial statements have been reclassified to conform to the 1998 presentation.

                            SPECIALTY CATALOG CORP.

2. Prepaid Expenses

  Prepaid expenses at January 2, 1999 and January 3, 1998 consist of the following:

                                                            1998       1997
                                                         ---------- ----------
   Deferred catalog costs............................... $2,130,662 $1,990,877
   Prepaid advertising..................................    323,661    716,503
   Prepaid income taxes.................................    375,000        --
   Other................................................    909,523    637,295
                                                         ---------- ----------
                                                         $3,738,846 $3,344,675
                                                         ========== ==========

3. Property, Plant and Equipment

  Property, plant and equipment consist of the following at January 2, 1999 and January 3, 1998:

                                            Useful
                                             Life       1998         1997
                                           --------  -----------  -----------
   Furniture and equipment................  7 years  $ 1,725,385  $ 1,511,502
   Building............................... 40 years      332,560      328,340
   Data processing equipment..............  5 years    4,387,015    3,666,508
   Automobiles............................  3 years       95,484      110,907
   Leasehold improvements.................       (i)     394,955      151,841
                                                     -----------  -----------
                                                       6,935,399    5,769,098
   Less accumulated depreciation and
    amortization..........................            (3,989,287)  (3,606,295)
                                                     -----------  -----------
                                                     $ 2,946,112  $ 2,162,803
                                                     ===========  ===========

--------
(i) Lesser of the estimated useful lives of the related assets or the lease term.

  Depreciation and amortization expense was $412,279, $308,326 and $275,062 for the years ended January 2, 1999, January 3, 1998 and December 28, 1996, respectively.

4. Intangible Assets

  Intangible assets consist of the following at January 2, 1999 and January 3, 1998:

                                                 Useful
                                                  Life      1998        1997
                                                -------- ----------  ----------
   Goodwill.................................... 30 years $1,816,008  $1,792,964
   Tradenames.................................. 30 years  1,179,772   1,162,562
   Covenant-not-to-compete.....................  5 years    831,400     820,850
   Customer list...............................  5 years    257,719     254,449
                                                         ----------  ----------
                                                          4,084,899   4,030,825
   Less accumulated amortization...............            (406,741)    (88,278)
                                                         ----------  ----------
                                                         $3,678,158  $3,942,547
                                                         ==========  ==========

  Amortization expense was $333,852, $84,624 and $1,345 for the years ended January 2, 1999, January 3, 1998 and December 28, 1996, respectively.

                            SPECIALTY CATALOG CORP.

5. Accounts Payable and Accrued Expenses

  Accounts payable and accrued expenses at January 2, 1999 and January 3, 1998 consist of the following:

                                                             1998       1997
                                                          ---------- ----------
   Accounts payable...................................... $2,497,793 $1,986,641
   Accrued compensation..................................    288,167    340,084
   Other accrued expenses................................    617,454    796,375
                                                          ---------- ----------
                                                          $3,403,414 $3,123,100
                                                          ========== ==========

6. Liabilities to Customers

  Liabilities to customers at January 2, 1999 and January 3, 1998 consist of the following:

                                                                 1998     1997
                                                               -------- --------
   Deferred revenue........................................... $223,812 $265,985
   Reserve for returns........................................  452,635  730,958
                                                               -------- --------
                                                               $676,447 $996,943
                                                               ======== ========

  Deferred revenue reflects cash received from customers for ordered items that have not yet been shipped. The reserve for returns represents estimated merchandise to be returned for refunds in the future based on historical return rates applied to recent shipments.

7. Long-Term Debt

  Long-term debt consists of the following at January 2, 1999 and January 3, 1998:

                                                           1998        1997
                                                        ----------- -----------
   BankBoston, N.A. (Term Loan), due 2001.............. $ 4,000,000 $ 4,750,000
   BankBoston, N.A. (UK Term Loan), due 2001...........   1,634,486   1,829,758
                                                        ----------- -----------
                                                          5,634,486   6,579,758
   Less current portion................................   1,963,319   1,567,666
                                                        ----------- -----------
                                                        $ 3,671,167 $ 5,012,092
                                                        =========== ===========

  In March 1997, the Company entered into an $11 million credit facility with BankBoston, N.A. (the "BKB Agreement") for the purpose of refinancing its existing senior and subordinated debt and to provide for the capital expenditures and working capital needs of the Company. The BKB Agreement provided for a $5 million term loan (the "Term Loan") and a $6 million revolving line of credit (the "Line of Credit"). The Term Loan and the Line of Credit bear interest rates based on either a base rate, as defined in the BKB agreement, or a LIBOR contract rate. As of January 2, 1999, the Term Loan was under a LIBOR contract rate of 7.1563% for $3.5 million and 6.8603% for $500,000. As of January 2, 1999, $2.3 million of the Line of Credit was under LIBOR contract rates ranging from 6.9036% to 7.00% and the remainder of the Line of Credit was at the base rate of 8.00%. The Company is required to pay a commitment fee varying from 0.375% to 0.50% per annum on the unused portion of the commitment. At January 2, 1999, $2,827,351 was available under this Line of Credit.

  In March 1997, the Company used the proceeds from the Term Loan and $500,000 under the Line of Credit to pay off its remaining indebtedness to BNP. In conjunction with this repayment, the Company recorded a

                            SPECIALTY CATALOG CORP.

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

  On October 3, 1997, the Company amended the existing BKB Agreement (the "Amended BKB Agreement") and entered into an additional $4.0 million credit agreement with BankBoston, N.A., acting through its London Branch (the "BKB UK Agreement"), in connection with the Company's acquisition of The Daxbourne Group. The Amended BKB Agreement extended the maturity date of borrowings from March 2001 to October 2001.

  The BKB UK Agreement provides for an approximate $1.8 million term loan (the "UK Term Loan") and for an approximate $2.2 million revolving line of credit (the "UK Line of Credit"). The UK Term Loan and the UK Line of Credit bear interest rates based on either a Sterling base rate, as defined by the BKB UK Agreement, or a LIBOR contract rate. The BKB UK Agreement matures in October 2001, with the UK Term Loan having a four year repayment schedule with remaining payments of approximately $463,000 due in 1999, approximately $515,000 due in 2000, and approximately $656,000 due in 2001. As of January 2, 1999, a portion of both the UK Term Loan and UK Line of Credit were under a LIBOR contract rate of 9.16%. The Company is required to pay a commitment fee varying from 0.375% to 0.50% per annum on the unused portion of the commitment. At January 2, 1999, $275,582 was available under the UK Line of Credit.

  On September 30, 1998, the Amended BKB Agreement was further amended by the Company and BankBoston, N.A. to exclude from debt covenant computations certain capital expenditures associated with the Company's purchase and installation of a new comprehensive catalog information system. Then, on December 21, 1998, the Amended BKB Agreement was further amended to allow the Company to defer its January 1, 1999 payment on the Term Loan in connection with the Company's repurchase of $2.4 million of its common stock in December 1998. The Amended BKB Agreement matures in October 2001 and has repayments of $1.5 million in 1999 and 2000 and $1.0 million in 2001.

                            SPECIALTY CATALOG CORP.

  The Amended BKB Agreement and the BKB UK Agreement (collectively the "Consolidated Credit Facility") are cross-collateralized by a first perfected security interest in all tangible and intangible assets of the Company. The Consolidated Credit Facility is subject to certain consolidated covenants, including but not limited to leverage and debt service coverage ratios, minimum earnings requirements, and a restriction on the payment of cash dividends on the Company's common stock. The aggregate maturities of long-term debt after January 2, 1999 are as follows:

   Fiscal Year                                                          Amount
   -----------                                                        ----------
   1999.............................................................. $1,963,319
   2000..............................................................  2,014,799
   2001..............................................................  1,656,368
                                                                      ----------
                                                                      $5,634,486
                                                                      ==========

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

  As part of this transaction, the Company acquired substantially all of the assets of The Daxbourne Group including inventory, real property, physical plant and equipment, intangible assets and other assets used in connection with the Sellers' business. As aggregate consideration for this acquisition, the Company paid $3,629,000 at the closing of the transaction (the "Closing"), incurred acquisition costs of approximately $762,000, agreed to assume certain trade liabilities of the Sellers totaling $387,000, and agreed to pay approximately $493,000, without interest, to the Sellers on the one year anniversary of the Closing. The excess of consideration paid, including deferred consideration over the fair value of net assets acquired, recorded as goodwill in the accompanying balance sheet, totaled $1,792,964. The Company financed this acquisition primarily through its BKB UK Agreement with $1.8 million of proceeds from the UK Term Loan and $1.8 million of proceeds from the UK Line of Credit.

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

11. Stockholders' Equity

  Common Stock--On October 17, 1996, the Company completed an initial public offering of 1.5 million shares of its common stock at an initial offering price of $6.50 per share. Net proceeds to the Company after

                            SPECIALTY CATALOG CORP.

offering expenses were $7,754,760. Coincidental with the offering, the Company increased the number of authorized common shares from 6,510,200 to 10 million, converted on a one-for-one basis the outstanding shares of Class A, Class B and Class C shares into common stock, and effected a 325.51-for-one split of outstanding common stock. All numbers of common shares and per share data in the accompanying consolidated financial statements for the year ended December 28, 1996 have been adjusted for the stock split.

  Treasury Stock--In December 1998, the Company entered into a private transaction to repurchase 700,000 shares of its common stock at $3.125 per share from funds affiliated with Dickstein Partners, Inc., a large stockholder of the Company. The shares that were repurchased represented approximately 14% of the Company's outstanding shares, and are now held in the Company's treasury. The repurchase was financed through existing bank lines with BankBoston, N.A. The Company also received 57,788 shares of stock from a former employee of the Company in lieu of cash to cover withholding taxes on gains related to stock options exercised in December 1998. In addition, the Board of Directors authorized the Company to repurchase up to an additional $1 million of common stock during 1999. Through March 26, 1999, the Company has repurchased 63,400 shares at an average price of $3.50 per share.

  Stock Compensation Plan--On October 17, 1996, the Company adopted the 1996 Stock Incentive Plan (the "Plan") which authorized the issuance of up to 500,000 shares of Common Stock through the grant of stock options and awards of restricted stock. Each option has a maximum term of ten years from the date of grant, subject to early termination. The per share exercise price for options granted under the plan will (i) not be less than the fair market value of a share of the Company's common stock on the date of the grant and (ii) not be less than the initial public offering price of $6.50 per share. The Plan was amended in May 1998 to increase the number of shares of Common Stock authorized for issuance under the Plan from 500,000 to 750,000.

  Stock option activity is summarized below:

                                                                        Weighted
                                                             Exercise   Average
                                                             Price Per  Exercise
                                                  Shares       Share     Price
                                                 ---------  ----------- --------
   Outstanding December 30, 1995................   582,999  $      0.31  $0.31
   Granted......................................   476,650  $5.33-$7.15  $6.52
   Exercised....................................       --           --     --
   Forfeited or expired.........................    (2,500) $      6.50  $6.50
                                                 ---------  -----------  -----
   Outstanding December 28, 1996................ 1,057,149  $0.31-$7.15  $3.09
   Granted......................................   174,735  $6.50-$6.88  $6.55
   Exercised....................................   (55,000) $      0.31  $0.31
   Forfeited or expired.........................   (20,150) $      6.50  $6.50
                                                 ---------  -----------  -----
   Outstanding January 3, 1998.................. 1,156,734  $0.31-$7.15  $3.69
   Granted......................................    25,000  $      6.50  $6.50
   Exercised....................................  (217,773) $      0.31  $0.31
   Forfeited or expired.........................   (53,800) $      6.50  $6.50
                                                 ---------  -----------  -----
   Outstanding January 2, 1999..................   910,161  $0.31-$7.15  $4.40
                                                 =========  ===========  =====

  The 910,161 of stock options outstanding as of January 2, 1999 consisted of 310,226 of $0.31 options issued in November 1994 to an employee of the Company, 75,000 of $5.33 options issued in October 1996 to an employee of the Company, 150,000 of $7.15 options issued in October 1996 to the Company's underwriters in connection with the Company's initial public offering, and 374,935 of options ranging in exercise prices from $6.50 to $6.875 issued under the Plan to employees and directors of the Company.

                            SPECIALTY CATALOG CORP.

  Options exercisable at January 2, 1999, January 3, 1998 and December 28, 1996 were 524,633, 635,299 and 592,999, respectively. The options outstanding as of January 2, 1999 have weighted average remaining contractual lives of 5.9 years for the $0.31 options issued in 1994, 7.8 years for the $5.33-$7.15 options granted in 1996, 8.9 years for the $6.50-$6.88 options granted in 1997 and 9.4 years for $6.50 options granted in 1998.

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

                                                    1998       1997      1996
                                                 ---------- ---------- --------
   Net income:
     As reported................................ $1,571,381 $2,260,668 $973,259
                                                 ========== ========== ========
     Pro-forma.................................. $1,385,609 $2,105,590 $925,385
                                                 ========== ========== ========
   Basic earnings per share:
     As reported................................ $     0.31 $     0.46 $   0.31
                                                 ========== ========== ========
     Pro-forma.................................. $     0.28 $     0.43 $   0.29
                                                 ========== ========== ========
   Diluted earnings per share:
     As reported................................ $     0.29 $     0.41 $   0.25
                                                 ========== ========== ========
     Pro-forma.................................. $     0.25 $     0.38 $   0.23
                                                 ========== ========== ========

  The fair value of each option grant used to compute pro-forma net income and basic and diluted earnings per share disclosures is the estimated present value on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for 1998, 1997 and 1996 respectively: expected volatility of 27.59%, 8.23% and 60.14%, a risk free interest rate of 5.63%, 5.65% and 6.38% and an expected holding period of 6 years.

  Stock Warrants--In connection with the issuance of 11.5% junior subordinated notes on August 12, 1996, the Company issued warrants to purchase 265,335 shares of common stock for an aggregate exercise price of $500,000 ($1.8844 per share). As discussed in Note 7, these warrants were exercised in 1997.

                            SPECIALTY CATALOG CORP.

12. Reconciliation of Basic and Diluted Earnings per Share

  The following data shows the amounts used in computing basic and diluted earnings per share for income before extraordinary items and the effects of potentially dilutive securities on the weighted average number of shares outstanding.

                                                 For the fiscal years ended
                                             ----------------------------------
                                             January 2, January 3, December 28,
                                                1999       1998        1996
                                             ---------- ---------- ------------
   Income before extraordinary items
    available to common shareholders plus
    assumed conversions..................... $1,571,381 $2,479,367  $ 973,259
                                             ---------- ----------  ---------
   Basic EPS................................ $     0.31 $     0.51  $    0.31
                                             ---------- ----------  ---------
   Basic weighted average shares
    outstanding.............................  5,033,800  4,905,667  3,180,091
                                             ========== ==========  =========
   Effect of Dilutive Securities
   Stock options............................    461,214    568,455    574,124
   Warrants.................................        --      53,579    191,996
   Income before extraordinary items
    available to common shareholders plus
    assumed conversions..................... $1,571,381 $2,479,367  $ 973,259
                                             ========== ==========  =========
   Diluted EPS.............................. $     0.29 $     0.45  $    0.25
                                             ---------- ----------  ---------
   Diluted weighted average shares
    outstanding.............................  5,495,014  5,527,701  3,946,211
                                             ========== ==========  =========

  Options to purchase 599,935 shares of common stock ranging from $5.33 to $7.15 per share were not included in computing diluted EPS for the year ended January 2, 1999 because their effects were antidilutive. Options to purchase 152,500 shares of common stock ranging from $6.88 to $7.15 per share were not included in computing diluted EPS for the year ended January 3, 1998 because their effects were antidilutive. Options to purchase 150,000 shares of common stock at $7.15 per share were not included in computing diluted EPS for the year ended December 28, 1996 because their effects were antidilutive.

13. Restructuring Charges

  In August 1998, the Company announced a reorganization of certain management positions. In connection with this reorganization, the Company recorded in the third quarter of 1998 a pre-tax charge of $469,558, consisting of severance and other severance related benefits for five former employees of the Company. The Company will pay out the severance and severance related benefits through July 1999. Included in accrued expenses at January 2, 1999 are accrued restructuring charges of $99,301.

                            SPECIALTY CATALOG CORP.

14. Income Taxes

  The provision for income taxes consists of the following at January 2, 1999, January 3, 1998 and December 28, 1996:

                                                    1998       1997       1996
                                                 ---------- ----------  --------
   Current:
     Federal.................................... $      --  $  788,683  $ 30,696
     State......................................        --     340,441     4,097
     Foreign....................................     57,932     53,689       --
                                                 ---------- ----------  --------
                                                     57,932  1,182,813    34,793
                                                 ========== ==========  ========
   Deferred:
     Federal....................................    606,533    593,128   517,866
     State......................................    209,800     21,602    91,388
     Foreign....................................    221,729     (4,678)      --
                                                 ---------- ----------  --------
                                                  1,038,062    610,052   609,254
                                                 ---------- ----------  --------
       Total.................................... $1,095,994 $1,792,865  $644,047
                                                 ========== ==========  ========

  Deferred income tax assets and liabilities consist of the following at January 2, 1999 and January 3, 1998:

                                                             1998       1997
                                                          ---------- ----------
   Deferred income tax assets:
     Net operating loss carryforwards and credits........ $4,414,298 $5,168,319
     Operating reserves..................................    219,042    251,071
     Inventory...........................................    424,230    383,820
     Property, plant and intangibles.....................    280,804    519,014
                                                          ---------- ----------
                                                           5,338,374  6,322,224
   Deferred income tax liabilities:
     Deferred catalog costs..............................    816,386    762,174
                                                          ---------- ----------
   Net deferred income tax asset......................... $4,521,988 $5,560,050
                                                          ========== ==========

  Reconciliation of the statutory Federal income tax rate and the effective rate of the provision for income taxes for the years ended January 2, 1999, January 3, 1998 and December 28, 1996 is as follows:

                                                               1998  1997  1996
                                                               ----  ----  ----
   Statutory Federal income tax rate.......................... 34.0% 34.0% 34.0%
   State taxes, net of Federal income tax benefits............  6.1   6.1   5.8
   Other......................................................  1.0   1.9   --
                                                               ----  ----  ----
                                                               41.1% 42.0% 39.8%
                                                               ====  ====  ====

  The Company has recorded a deferred tax asset of $4,521,988 primarily reflecting the benefit of $12,558,146 of net operating loss carryforwards which expire in varying amounts between 1999 and 2010. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. The use of the net operating losses is subject to an annual limitation of $1,555,125 due to a change in control of the Company pursuant to Section 382. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized.

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

   Year                                                                 Amount
   ----                                                                --------
   1999............................................................... $ 59,158
   2000...............................................................   54,231
                                                                       --------
   Total minimum lease payments.......................................  113,389
     Less--amounts representing interest..............................   11,774
                                                                       --------
   Present value of minimum lease payments............................ $101,615
                                                                       ========

  Operating Leases--The Company leases certain administrative, warehousing and other facilities and equipment under operating leases. The following is a schedule of future minimum rental payments under non-cancelable operating leases as of January 2, 1999:

   Year                                                                 Amount
   ----                                                               ----------
   1999.............................................................. $  542,517
   2000..............................................................    568,515
   2001..............................................................    260,179
   2002..............................................................    140,878
                                                                      ----------
                                                                      $1,512,089
                                                                      ==========

  Management expects that, in the normal course of business, expiring leases will be renewed or replaced by other leases. Rent expense under operating leases for the years ended January 2, 1999, January 3, 1998 and December 28, 1996 was $594,752, $490,292 and $362,676, respectively.

  Employment and Bonus Agreements--The Company has an employment and bonus agreement with one executive officer through December 31, 1999. The Company's salary commitment under this agreement aggregates $310,000 at January 2, 1999.

  In addition, this executive officer, along with all other salaried employees, may earn certain other bonuses based on the Company's achievement of certain operating targets.

16. Employee Benefit Plan

  The Company maintains a qualified defined contribution plan, under the provisions of Section 401(k) of the Internal Revenue Code, covering substantially all United States employees. Under the terms of the plan, eligible employees may make contributions up to 15% of pay, subject to statutory limitations. Contributions not exceeding 5% of an employee's pay are matched 40% by the Company. The Company may, at its discretion, make an additional year-end contribution. Employee contributions are always fully vested. Company contributions vest 20% for each completed year of service, becoming fully vested after five years of service. Matching contributions by the Company under the plan were $86,535, $85,678 and $71,176 in 1998, 1997 and 1996, respectively. No discretionary contributions have been made to the plan.

                            SPECIALTY CATALOG CORP.

17. Business Segments and Financial Information by Geographic Location

  Specialty Catalog Corp. has three reportable segments: SC Direct, SC Publishing and Daxbourne International Limited. The SC Direct segment sells women's wigs and hairpieces using three distinct catalogs: Paula Young(R), Christine Jordan(R) and Especially Yours(R). In addition, SC Direct sells apparel, hats and other fashion accessories through its Paula's Hatbox(R) catalog. SC Publishing distributes catalogs under its Western Schools(R) brand and specializes in providing continuing education courses to nurses and CPAs. Daxbourne International Limited is a retailer and wholesaler of women's wigs, hairpieces and related products in the United Kingdom.

  The accounting policies of the reportable segments are the same as those described in Note 1. The Company's reportable segments are strategic business units that offer either different products or operate in different geographic locations. The Company markets its products in two major geographic areas, the United States and the United Kingdom. SC Direct and SC Publishing market their products and maintain their assets in the United States. Daxbourne International Limited markets its products and maintains its assets in the United Kingdom.

                            SPECIALTY CATALOG CORP.

  A summary of information about the Company's operations by segment for the years ended January 2, 1999, January 3, 1998 and December 28, 1996 follows (intersegment eliminations are inter-company receivables and investments in subsidiaries):

                                         SC                 Intersegment
                          SC Direct  Publishing  Daxbourne  Eliminations    Total
                         ----------- ----------  ---------- ------------ -----------
1998
  Net sales............. $40,052,521 $3,711,181  $5,119,850         --   $48,883,552
  Gross profit..........  24,730,142  2,612,521   3,623,317         --    30,965,980
  Selling, general and
   administrative.......  21,523,346  2,280,102   2,419,029         --    26,222,477
  Restructuring charge..     469,558        --          --          --       469,558
  Depreciation and
   amortization.........     323,749     27,504     394,678         --       745,931
  Operating profit......   2,413,489    304,915     809,610         --     3,528,014
  Interest expense......     530,001        --      330,638         --       860,639
  Income taxes..........     772,528    125,013     198,453         --     1,095,994
  Segment assets........  17,278,666  3,625,152   5,075,838  (3,580,274)  22,399,382
  Capital expenditures..   1,119,713     21,122      48,070         --     1,188,905
1997
  Net sales............. $38,341,868 $3,978,215  $1,172,376         --   $43,492,459
  Gross profit..........  24,993,024  2,687,384     844,171         --    28,524,579
  Selling, general and
   administrative.......  19,894,882  2,613,309     542,682         --    23,050,873
  Depreciation and
   amortization.........     281,142     15,948      83,279         --       380,369
  Operating profit......   4,817,000     58,127     218,210         --     5,093,337
  Interest expense......     736,959        --       84,146         --       821,105
  Extraordinary item--
   loss on early
   extinguishment of
   debt,
   net of tax...........     218,699        --          --          --       218,699
  Income taxes..........   1,714,219     24,957      53,689         --     1,792,865
  Segment assets........  17,318,797  3,532,774   5,510,414  (3,068,880)  23,293,105
  Capital expenditures..     936,209     15,747      99,799         --     1,051,755
1996
  Net sales............. $32,222,560 $4,049,103         --          --   $36,271,663
  Gross profit..........  20,642,914  2,817,828         --          --    23,460,742
  Selling, general and
   administrative.......  17,030,022  2,879,536         --          --    19,909,558
  Depreciation and
   amortization.........     257,668     18,739         --          --       276,407
  Operating profit......   3,355,224    (80,447)        --          --     3,274,777
  Interest expense......   1,657,471        --          --          --     1,657,471
  Income taxes..........     677,020    (32,973)        --          --       644,047
  Segment assets........  16,779,287  3,100,211         --   (1,474,302)  18,405,196
  Capital expenditures..     140,509      7,697         --          --       148,206

                            SPECIALTY CATALOG CORP.

18. Selected Quarterly Financial Data (unaudited):

1998                          1st Quarter  2nd Quarter 3rd Quarter 4th Quarter
----                          -----------  ----------- ----------- -----------
Net sales.................... $13,308,564  $13,263,194 $11,011,492 $11,300,302
Gross profit.................   8,475,311    8,517,431   7,058,565   6,914,673
Net income (loss)............    (375,053)   1,134,911     319,544     491,979
Earnings (loss) per share--
 Basic EPS
  Net income (loss).......... $     (0.07) $      0.22 $      0.06 $      0.10
  Weighted average shares
   outstanding...............   5,042,386    5,057,001   5,057,001   4,979,282
Earnings (loss) per share--
 Diluted EPS
  Net income (loss).......... $     (0.07) $      0.21 $      0.06 $      0.09
  Weighted average shares
   outstanding...............   5,042,386    5,529,354   5,517,927   5,409,539
1997                          1st Quarter  2nd Quarter 3rd Quarter 4th Quarter
----                          -----------  ----------- ----------- -----------
Net sales.................... $10,973,253  $11,273,442 $ 9,285,242 $11,960,522
Gross profit.................   7,186,806    7,615,786   6,028,257   7,693,730
Income (loss) before
 extraordinary items.........    (555,937)   1,088,094     842,162   1,105,048
Net income (loss)............    (717,504)   1,030,962     842,162   1,105,048
Earnings (loss) per share--
 Basic EPS
  Income (loss) before
   extraordinary items(1).... $     (0.12) $      0.22 $      0.17 $      0.22
  Net income (loss).......... $     (0.15) $      0.21 $      0.17 $      0.22
  Weighted average shares
   outstanding...............   4,701,666    4,929,096   4,967,001   5,016,389
Earnings (loss) per share--
 Diluted EPS
  Income (loss) before
   extraordinary items(1).... $     (0.12) $      0.20 $      0.15 $      0.20
  Net income (loss).......... $     (0.15) $      0.19 $      0.15 $      0.20
  Weighted average shares
   outstanding...............   4,701,666    5,534,395   5,543,028   5,540,784
1996                          1st Quarter  2nd Quarter 3rd Quarter 4th Quarter
----                          -----------  ----------- ----------- -----------
Net sales.................... $ 9,277,568  $ 9,477,173 $ 8,209,754 $ 9,307,168
Gross profit.................   5,774,313    5,977,187   5,516,524   6,192,718
Net income (loss) available
 to common shareholders(2)...    (175,816)     178,929     343,848     480,110
Earnings (loss) per share--
 Basic EPS
  Net income (loss) available
   to common shareholders.... $     (0.06) $      0.06 $      0.12 $      0.11
  Weighted average shares
   outstanding...............   2,826,666    2,826,666   2,826,666   4,244,248
Earnings (loss) per share--
 Diluted EPS
  Net income (loss) available
   to common shareholders.... $     (0.06) $      0.05 $      0.10 $      0.09
  Weighted average shares
   outstanding...............   2,826,666    3,570,523   3,570,523   5,090,925

--------
(1) In 1997, the Company recorded a $218,699 extraordinary loss on the early retirement of debt (net of an income tax benefit of $149,083) (see footnote 7).
(2) During the six month period ended June 29, 1996, the Company declared preferred stock dividends of $146,188. In conjunction with the Company's initial public offering, all shares of preferred stock were converted into common stock and all accumulated dividends through the date of the offering were irrevocably waived by the holders of the preferred stock as of August 13, 1996.

                            SPECIALTY CATALOG CORP.

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                           Column A   Column B   Column C   Column D  Column E
                          ---------- ---------- ---------- ---------- ---------
                                           Additions
                                     ---------------------
                          Balance at Charged to  Charged               Balance
                          beginning  costs and   to other              at end
       Description        of period   expenses   accounts  Deductions of period
       -----------        ---------- ---------- ---------- ---------- ---------
Year ended January 2,
 1999:
  Allowance for doubtful
   accounts..............  $ 79,500   $ 17,000         --  $   30,879 $ 65,621
  Accrued restructuring
   charge................  $     --   $469,558         --  $  370,257 $ 99,301
  Reserve for returns....  $730,958        --   $7,625,322 $7,903,645 $452,635
Year ended January 3,
 1998:
  Allowance for doubtful
   accounts..............  $ 72,197   $ 45,360         --  $   38,057 $ 79,500
  Reserve for returns....  $515,597        --   $8,311,507 $8,096,146 $730,958
Year ended December 28,
 1996:
  Allowance for doubtful
   accounts..............  $160,000   $ 22,000         --  $  109,803 $ 72,197
  Reserve for returns....  $641,266        --   $7,574,181 $7,699,850 $515,597

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The response to this item is contained in part under the caption "Executive Officers of the Registrant" in Part I, Item 1A hereof and the remainder is incorporated herein by reference from the discussion responsive thereto under the caption "Election of Directors" in the Company's Proxy Statement relating to the 1999 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION

  The response to this item is incorporated by reference from the discussion responsive thereto under the following captions in the Company's Proxy Statement relating to the 1999 Annual Meeting of Shareholders:

  "Election of Directors" and "Executive Compensation"

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Principal Shareholders" in the Company's Proxy Statement relating to the 1999 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Certain Transactions" in the Company's Proxy Statement relating to the 1999 Annual Meeting of Shareholders.

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

  (b) REPORTS ON FORM 8-K

  No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

  (c) EXHIBITS

 Exhibit
   No.                                 Description
 -------                               -----------
  3.1    Certificate of Incorporation of the Registrant, as amended. Filed as
         Exhibit 3.01 to Specialty Catalog Corp.'s Form S-1, File No. 333-
         10793.

  3.2    By Laws of the Registrant, as amended. Filed as Exhibit 3.02 to
         Specialty Catalog Corp.'s Form S-1, File No. 333-10793.

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

 10.3 Agreement dated June 1, 1996 between SC Direct, Inc., the Registrant and Martin E. Franklin. Filed as Exhibit 10.14 to Specialty Catalog
         Corp.'s Form S-1, File No. 333-10793.

 10.4    Lease dated July 10, 1985 between Simon D. Young, Trustee of the
         Sandpy Realty Trust, ("Trustee"), and Wigs for premises located at 21
         Bristol Drive, South Easton, MA. Filed as Exhibit 10.18 to Specialty
         Catalog Corp.'s Form S-1, File No. 333-10793.

 10.5 First Amendment of Lease, dated March 15, 1986, between the Trustee and Wigs. Filed as Exhibit 10.19 to Specialty Catalog Corp.'s Form S-
         1, File No. 333-10793.

 10.6 Second Amendment to Lease, dated March 1, 1989, between the Trustee and Wigs. Filed as Exhibit 10.20 to Specialty Catalog Corp.'s Form S-
         1, File No. 333-10793.

 10.7 Third Amendment to Lease, dated October 22, 1993 between the Trustee and Wigs. Filed as Exhibit 10.21 to Specialty Catalog Corp.'s Form S-
         1, File No. 333-10793.

 10.8    Printing Agreement, dated January 1, 1995 between Quebecor Printing
         (USA) Corp. and the Registrant, as amended. Filed as Exhibit 10.24 to Specialty Catalog Corp.'s Form S-1, File No. 333-10793.

 10.9    Amended and Restated Registration Rights Agreement, dated October 3,
         1996 between the Registrant and certain of the Registrant's stockholders, as amended. Filed as Exhibit 10.25 to Specialty Catalog
         Corp.'s Form S-1, File No. 333-10793.

 10.10   First Amended and Restated Joint Plan of Reorganization of SC
         Corporation, Western Schools, Inc. and Wigs by Paula dated September
         21, 1994. Filed as Exhibit 10.26 to Specialty Catalog Corp.'s Form S-
         1, File No. 333-10793.

 10.11   Amendment No. 1 to Shareholder's Agreement. Filed as Exhibit 10.29 to
         Specialty Catalog Corp.'s Form S-1, File No. 333-10793.

 10.12   Supplemental Defined Contribution Plan. Filed as Exhibit 10.31 to
         Specialty Catalog Corp.'s Form S-1, File No. 333-10793.

 10.13 Form of Indemnification Agreement of Directors. Filed as Exhibit 10.32 to Specialty Catalog Corp.'s Form S-1, File No. 333-10793.

 10.14   Net Building Lease dated March 7, 1997 between Campanelli Investment
         Properties and the Registrant for premises located at 525 Campanelli
         Industrial Drive, Brockton, MA. Filed as Exhibit 10.36 to Specialty
         Catalog Corp.'s Form 10-K, dated March 27, 1997, File No. 0-21499.

 10.15 Credit Agreement dated March 12, 1997 between The First National Bank of Boston and the Registrant. Filed as Exhibit 10.37 to Specialty
         Catalog Corp.'s Form 10-K, dated March 27, 1997, File No. 0-21499.


 Exhibit
   No.                                 Description
 -------                               -----------
 10.16   Amendment No. 2 to Printing Agreement, dated January 1, 1995 between
         Quebecor Printing (USA) Corp. and the Registrant, as amended, dated
         December 31, 1996. Filed as Exhibit 10.38 to Specialty Catalog Corp.'s
         Form 10-K, dated March 27, 1997, File No. 0-21499.

 10.17 First Amendment to Credit Agreement dated as of October 3, 1997 between BankBoston, N.A. and the Registrant, Filed as Exhibit 10.4 to
         Specialty Catalog Corp.'s Form 10-Q, dated November 6, 1997, File No.
         0-21499.

 10.18   Credit Agreement dated as of October 3, 1997 between BankBoston, N.A.
         (acting through its London Branch) and Daxbourne International
         Limited, a subsidiary of the Registrant, Filed as Exhibit 10.5 to Specialty Catalog Corp.'s Form 10-Q, dated November 6, 1997, File No.
         0-21499.

 10.19 Fourth Amendment to Lease, dated November 26, 1997 between the Trustee and SC Corporation, Filed as Exhibit 10.41 to Specialty Catalog
         Corp.'s Form 10-K, dated March 26, 1998, File No. 0-21499.

 10.20   Third Amendment to the Credit and Guaranty Agreement and Second
         Amendment to the Credit Agreement, Dated as of September 30, 1998 between Specialty Catalog Corp., SC Corporation, d/b/a SC Direct, SC
         Publishing, Inc., Daxbourne International Limited and BankBoston,
         N.A., Filed as Exhibit 10.02 to Specialty Catalog Corp.'s Form 10-Q, dated November 16, 1998, File No. 0-21499.

 10.21   Fourth Amendment to the Credit and Guaranty Agreement and Third
         Amendment to the Credit Agreement, Dated as of December 21, 1998 between Specialty Catalog Corp., SC Corporation, d/b/a SC Direct, SC
         Publishing, Inc., Daxbourne International Limited and BankBoston,
         N.A., Filed herewith.

 21.1    Subsidiaries of the Registrant, Filed herewith.

 23.1    Consent of Deloitte & Touche LLP, Filed herewith.

 27.1 Financial Data Schedule (for EDGAR filing purposes only), Filed herewith.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Specialty Catalog Corp.

                                                   /s/ Steven L. Bock
                                          By: _________________________________
                                                       Steven L. Bock
                                               Chairman, President and Chief
                                                     Executive Officer

                                                  /s/ J. William Heise
                                          By: _________________________________
                                                      J. William Heise
                                              Senior Vice President and Chief
                                                     Financial Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated. By so signing, each of the undersigned, in his or her capacity as a director or officer, or both, as the case may be, of the Registrant, does hereby appoint Steven L. Bock and J. William Heise, and each of them severally and jointly, his or her true and lawful attorneys or attorney to execute in his or her name, place and stead, in his or her capacity as a director or officer or both, as the case may be, of the Registrant, this report on Form 10-K and any and all amendments to said report and all instruments necessary or incidental in connection therewith, and to file the same with Securities and Exchange Commission. Each of said attorneys shall have full power and authority to do and perform in the name and on behalf of each of the undersigned, in any and all capacities, every act whatsoever requisite or necessary to be done in the premises as fully and to all intents and purposes as each of the undersigned might or could do in person, hereby ratifying and approving the acts of said attorneys and each of them.

              Signature                          Title                   Date
              ---------                          -----                   ----

        /s/ Steven L. Bock             Chairman of the Board,       March 29, 1999
______________________________________  President and Chief
            Steven L. Bock              Executive Officer
                                        (Principal Executive
                                        Officer)

       /s/ J. William Heise            Senior Vice President and    March 29, 1999
______________________________________  Chief Financial Officer
           J. William Heise             (Principal Financial and
                                        Accounting Officer)

        /s/ Alan S. Cooper             Director                     March 29, 1999
______________________________________
            Alan S. Cooper

      /s/ Martin E. Franklin           Director                     March 29, 1999
______________________________________
          Martin E. Franklin

        /s/ Samuel L. Katz             Director                     March 29, 1999
______________________________________
            Samuel L. Katz

   /s/ Andrea Pomerantz Lustig         Director                     March 29, 1999
______________________________________
       Andrea Pomerantz Lustig

          /s/ Guy Naggar               Director                     March 29, 1999
______________________________________
              Guy Naggar