Form 10-Q
period 1999-04-03
SPECIALTY CATALOG CORP
filed 1999-05-05
CIK 1020897

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.   20549
                               ________________

                                   FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE PERIOD ENDED APRIL 3, 1999

                                      OR

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                         COMMISSION FILE NUMBER 0-21499
                               ________________

                            SPECIALTY CATALOG CORP.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                                                  04-3253301
(STATE OR OTHER JURISDICTION OF INCORPORATION OR             (I.R.S. EMPLOYER IDENTIFICATION NO.)
              ORGANIZATION)

            21 BRISTOL DRIVE
       SOUTH EASTON, MASSACHUSETTS                                       02375
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                              (ZIP CODE)


                                (508)  238-0199
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


     Number of shares of the Registrant's Common Stock outstanding as of May 1, 1999: 4,411,586

================================================================================

                            SPECIALTY CATALOG CORP.

                                     INDEX


                         PART I.  FINANCIAL STATEMENTS

                                                                                                         PAGE NO.
                                                                                                         --------
ITEM 1.      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF APRIL 3, 1999 AND JANUARY 2, 1999,
             AND FOR THE THREE MONTHS ENDED APRIL 3, 1999 AND APRIL 4, 1998

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

PART I.   FINANCIAL STATEMENTS

ITEM 1.        CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            SPECIALTY CATALOG CORP.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                                                    THREE MONTHS ENDED
                                                                            APRIL 3, 1999             APRIL 4, 1998
                                                                            -------------             -------------
Net sales.......................................................              $13,266,668               $13,308,564
Cost of sales (including buying, occupancy and order
    fulfillment costs)..........................................                4,560,428                 4,833,253
                                                                              -----------               -----------
Gross profit....................................................                8,706,240                 8,475,311
Selling, general and administrative expenses....................                7,666,090                 8,913,292
                                                                              -----------               -----------
Income (loss) from operations...................................                1,040,150                  (437,981)
Interest expense--net...........................................                  195,813                   210,353
                                                                              -----------               -----------
Income (loss) before income taxes...............................                  844,337                  (648,334)
Income tax provision (benefit)                                                    347,169                  (273,281)
                                                                              -----------               -----------
Net income (loss)...............................................                  497,168                  (375,053)
                                                                              -----------               -----------
Other comprehensive income (loss)...............................                  (36,286)                    7,050
                                                                              -----------               -----------
Comprehensive income (loss).....................................              $   460,882               $  (368,003)
                                                                              ===========               ===========

Earnings (loss) per share - Basic EPS:
      Net income (loss) per share...............................                    $0.11                    $(0.07)
                                                                              ===========               ===========
      Weighted average shares outstanding.......................                4,440,264                 5,042,386
                                                                              ===========               ===========

Earnings (loss) per share - Diluted EPS:
      Net income (loss) per share...............................                    $0.11                    $(0.07)
                                                                              ===========               ===========
      Weighted average shares outstanding.......................                4,723,636                 5,042,386
                                                                              ===========               ===========

           See notes to condensed consolidated financial statements.

                            SPECIALTY CATALOG CORP.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (unaudited)

                                                                                      APRIL 3,         JANUARY 2,
                                                                                        1999              1999
                                                                                        ----              ----
                                     ASSETS
Current assets:
      Cash and cash equivalents.................................................      $   427,587        $   721,949
      Accounts receivable, net..................................................        1,204,924          1,220,741
          Inventories...........................................................        5,156,821          5,388,395
          Prepaid expenses......................................................        3,490,285          3,738,846
                                                                                      -----------        -----------
                Total current assets............................................       10,279,617         11,069,931
                                                                                      -----------        -----------
Property, plant and equipment, net..............................................        3,249,525          2,946,112
                                                                                      -----------        -----------
Intangible assets, net..........................................................        3,469,341          3,678,158
                                                                                      -----------        -----------
Deferred income taxes...........................................................        4,183,455          4,521,988
                                                                                      -----------        -----------
Other assets....................................................................          211,856            183,193
                                                                                      -----------        -----------
                Total assets....................................................      $21,393,794        $22,399,382
                                                                                      ===========        ===========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable and accrued expenses.....................................      $ 3,002,290        $ 3,403,414
      Liabilities to customers..................................................          965,498            676,447
      Line of credit............................................................        4,039,272          5,097,067
          Current portion of long-term debt.....................................        1,958,863          1,963,319
                                                                                      -----------        -----------
                Total current liabilities.......................................        9,965,923         11,140,247
                                                                                      -----------        -----------
Long-term debt..................................................................        3,516,940          3,671,167
Other long-term liabilities.....................................................          234,667            151,619
Commitments and contingencies
Stockholders' equity:
        Common stock............................................................           52,397             52,397
        Additional paid-in capital..............................................       16,159,570         16,159,570
        Deferred compensation...................................................          (43,988)           (48,363)
        Accumulated other comprehensive income..................................          (20,360)            15,926
        Accumulated deficit.....................................................       (5,892,372)        (6,389,540)
                                                                                      -----------        -----------
                                                                                       10,255,247          9,789,990
        Less treasury stock, at cost, 822,188 shares at April 3, 1999 and
         757,788 at January 2, 1999.............................................       (2,578,983)        (2,353,641)
                                                                                      -----------        -----------
                Total stockholders' equity......................................        7,676,264          7,436,349
                                                                                      -----------        -----------
                         Total liabilities and stockholders' equity.............      $21,393,794        $22,399,382
                                                                                      ===========        ===========

           See notes to condensed consolidated financial statements.

                            SPECIALTY CATALOG CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                                     THREE MONTHS ENDED
                                                                            APRIL 3, 1999              APRIL 4, 1998
                                                                            -------------              -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...............................................              $   497,168                 $ (375,053)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization...............................                  197,936                    178,116
    Deferred income taxes.......................................                  346,600                   (277,476)
    Amortization of deferred compensation.......................                    4,375                      4,375
         Changes in operating assets and liabilities:
     Accounts receivable........................................                    3,032                   (262,048)
     Inventories................................................                  214,318                    383,996
     Prepaid expenses...........................................                  245,054                   (386,584)
     Other assets...............................................                  (34,861)                    18,841
     Accounts payable and accrued expenses......................                 (381,819)                   777,395
     Liabilities to customers...................................                  289,051                    227,886
     Income taxes...............................................                       --                   (282,329)
     Other long-term liabilities................................                       --                     12,501
                                                                              -----------                 ----------
Net cash provided by operating activities.......................              $ 1,380,854                 $   19,620
                                                                              -----------                 ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of property, plant and equipment................                 (339,465)                  (587,134)
                                                                              -----------                 ----------
Net cash used in investing activities...........................              $  (339,465)                $ (587,134)
                                                                              -----------                 ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of common stock...................................                       --                     10,752
       Advances (repayments) on line of credit - net............                 (990,285)                 1,127,503
       Repurchase of treasury stock.............................                 (225,342)                        --
       Repayment of long-term debt                                               (102,154)                   (50,607)
       Repayment of capital lease obligations...................                  (17,209)                   (23,293)
                                                                              -----------                 ----------
Net cash provided by (used in) financing activities.............              $(1,334,990)                $1,064,355
                                                                              -----------                 ----------

Effect of exchange rate changes on cash and cash equivalents....              $      (761)                $    4,235
                                                                              -----------                 ----------

Increase (decrease) in cash and cash equivalents................                 (294,362)                   501,076
Cash and cash equivalents, beginning of year....................                  721,949                    603,840
                                                                              -----------                 ----------
Cash and cash equivalents, end of year..........................              $   427,587                 $1,104,916
                                                                              ===========                 ==========

SUMMARY OF NON-CASH TRANSACTIONS:
     During the three months ended April 3, 1999, the Company recorded capital lease obligations of $100,257 related to the purchase of data processing equipment.

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

                            SPECIALTY CATALOG CORP.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1.   BASIS OF PRESENTATION

     These unaudited condensed consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K of Specialty Catalog Corp. (the "Company") for the fiscal year ended January 2, 1999, and the consolidated financial statements and footnotes included therein. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. The results of operations for the three months ended April 3, 1999 are not necessarily indicative of the results for the entire fiscal year ending January 1, 2000.

     The financial statements for the three months ended April 3, 1999 and April 4, 1998 are unaudited but include, in the Company's opinion, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results for the periods presented.

2.   ACCOUNTING POLICIES

     The accounting policies underlying the financial statements are those set forth in Note 1 of the financial statements included in the Company's Annual Report on Form 10-K for the year ended January 2, 1999.

     In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 required that costs incurred in the development of internal use software be capitalized and amortized over a period of time. The Company adopted SOP 98-1 in the first quarter of 1998. During the three months ended April 3, 1999 and April 4, 1998, the Company capitalized approximately $260,000 and $130,000, respectively, of costs associated with a new comprehensive catalog information system, of which approximately $107,000 and $67,000, respectively, were internal payroll and payroll related costs.

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. The Company has not yet determined the effect, if any, of adopting SFAS No. 133 on the consolidated financial statements.

3.   TREASURY STOCK

     In December 1998, the Company's Board of Directors authorized the Company to repurchase up to $1.0 million of common stock. As of April 3, 1999, the Company repurchased 64,400 shares at an average price of $3.50 per share.

4.   RECONCILIATION OF BASIC AND DILUTED EARNINGS PER SHARE

     The following data shows the amounts used in computing basic and diluted earnings (loss) per share for net income (loss) and the effects of potentially dilutive securities on the weighted average number of shares outstanding.

                            SPECIALTY CATALOG CORP.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (unaudited)

                                                                               FOR THE THREE MONTHS ENDED
                                                                        APRIL 3, 1999             APRIL 4, 1998
                                                                        -------------             -------------
      Net income (loss) available to common shareholders
                                                                           $  497,168               $ (375,053)
            plus assumed conversions.......................                ----------               ----------
      BASIC EPS............................................                $     0.11               $    (0.07)
                                                                           ----------               ----------
      Basic weighted average shares outstanding............                 4,440,264                5,042,386
                                                                           ==========               ==========

      EFFECT OF DILUTIVE SECURITIES
      Stock options                                                           283,372                       --

      Net income (loss) available to common shareholders
                                                                           $  497,168               $ (375,053)
            plus assumed conversions.......................                ----------               ----------
      DILUTED EPS..........................................                $     0.11               $    (0.07)
                                                                           ----------               ----------
      Diluted weighted average shares outstanding..........                 4,723,636                5,042,386
                                                                           ==========               ==========

     Options to purchase 585,435 shares of common stock ranging from $5.33 to $7.15 per share were not included in computing diluted EPS for the three months ended April 3, 1999 because their effects were antidilutive. Options to purchase 1,121,984 shares of common stock ranging from $0.31 to $7.15 per share were not included in computing diluted EPS for the three months ended April 4, 1998 because their effects were antidilutive.

5.   RESTRUCTURING CHARGES

     In August 1998, the Company announced a reorganization of certain management positions. In connection with this reorganization, the Company recorded in the third quarter of 1998 a pre-tax charge of $469,558, consisting of severance pay and other severance related benefits for five former employees of the Company. The Company will pay out the severance and severance related benefits through July 1999. Included in accrued expenses at April 3, 1999 are accrued restructuring charges of $53,917.

6.   BUSINESS SEGMENTS AND FINANCIAL INFORMATION BY GEOGRAPHIC LOCATION

     Specialty Catalog Corp. has three reportable segments: SC Direct, SC Publishing and Daxbourne International Limited. SC Direct primarily sells women's wigs and hairpieces through its Paula Young(R) and Christine Jordan(R) catalogs. SC Direct also offers African-American women a broad selection of quality wigs, hairpieces, apparel and related products through its Especially Yours(R) catalog. In addition, SC Direct sells apparel, hats and other fashion accessories through its Paula's Hatbox(R) catalog. SC Publishing distributes catalogs under its Western Schools(R) brand and specializes in providing continuing education courses to nurses and CPAs. Daxbourne International Limited is a retailer and wholesaler of women's wigs, hairpieces and related products in the United Kingdom.

     The accounting policies of the reportable segments are the same as those described in Note 1 of the financial statements included in the Company's Annual Report on Form 10-K for the year ended January 2, 1999. The Company's reportable segments are strategic business units that offer either different products or operate in different geographic locations. The Company markets its products in two major geographic areas, the United States and the United Kingdom. SC Direct and SC Publishing market their products and maintain their assets in the United States. Daxbourne International Limited markets its products and maintains its assets in the United Kingdom.

                            SPECIALTY CATALOG CORP.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (unaudited)

     A summary of information about the Company's operations by segment for the three months ended April 3, 1999 and April 4, 1998 follows (intersegment eliminations are inter-company receivables and investments in subsidiaries):

                                                                       SC                        INTERSEGMENT
                                                    SC DIRECT      PUBLISHING      DAXBOURNE     ELIMINATIONS         TOTAL
                                                    ---------      ----------      ---------     ------------         -----
FOR THE THREE MONTHS ENDED APRIL 3, 1999
   Net sales..................................     $10,300,330      $1,577,169    $1,389,169              --      $13,266,668
   Gross profit...............................       6,518,594       1,202,421       985,225              --        8,706,240
   Selling, general and administrative (1)....       6,186,097         620,264       661,793              --        7,468,154
   Depreciation and amortization (1)..........          91,525          10,927        95,484              --          197,936
   Operating profit...........................         240,972         571,230       227,948              --        1,040,150
   Interest expense, net......................         129,852              --        65,961              --          195,813
   Income tax provision.......................          45,560         234,217        67,392              --          347,169

   Segment assets.............................      16,887,662       3,986,879     4,769,342     $(4,250,089)      21,393,794
   Capital expenditures.......................         334,012           5,453            --              --          339,465

FOR THE THREE MONTHS ENDED APRIL 4, 1998
   Net sales..................................     $10,650,528      $1,316,211    $1,341,825              --      $13,308,564
   Gross profit...............................       6,589,066         924,265       961,980              --        8,475,311
   Selling, general and administrative (1)....       7,587,775         577,039       570,116              --        8,734,930
   Depreciation and amortization (1)..........          72,386           8,301        97,675              --          178,362
   Operating profit (loss)....................      (1,071,095)        338,925       294,189              --         (437,981)
   Interest expense, net......................         123,875              --        86,478              --          210,353
   Income tax provision (benefit).............        (489,939)        138,958        77,700              --         (273,281)

   Segment assets.............................      18,968,900       3,725,570     5,611,406     $(3,461,695)      24,844,181
   Capital expenditures.......................         578,331              --         8,803              --          587,134

(1) Depreciation and amortization is included in selling, general and administrative expense in the condensed consolidated statements of operations under "selling, general and administrative expenses" for the three months ended April 3, 1999 and April 4, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     In addition to the historical information contained herein, this Quarterly Report on Form 10-Q for Specialty Catalog Corp. (the "Company") may contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, but not limited to, the Company's expected future revenues, operations and expenditures, estimates of the potential markets for the Company's products, assessments of competitors and potential competitors and projected timetables for the market introduction of the Company's products. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, but not limited to, the following risks and uncertainties: (i) the Company's indebtedness and future capital requirements,
(ii) increasing postal rates, paper prices and media costs, (iii) limited sources of fiber used to make the Company's products, (iv) the limited number of suppliers of the Company's products, (v) the Company's dependence upon foreign suppliers, especially in China, Indonesia and Korea, (vi) the customary risks of doing business abroad, including fluctuations in the value of currencies, (vii) the potential development of a cure for hair loss and cancer treatment improvements, (viii) the effectiveness of the Company's catalogs and advertising programs, (ix) the Company's competition, (x) the impact of acquisitions on the Company's prospects and (xi) contingencies and risks associated with the year 2000 problem. Additional information concerning certain risks and uncertainties that could cause actual results to differ materially from those projected or suggested in the forward-looking statements is contained in the Company's filings with the Securities and Exchange Commission, including those risks and uncertainties discussed under the caption "Risk Factors" in the Company's Form 10-K for the year ended January 2, 1999. The forward-looking statements contained herein represent the Company's judgment as of the date of this Quarterly Report on Form 10-Q, and the Company cautions readers not to place undue reliance on such statements.

THREE MONTHS ENDED APRIL 3, 1999 COMPARED TO THE THREE MONTHS ENDED APRIL 4,
1998

     Net sales remained substantially unchanged at $13.3 million for the three months ended April 3, 1999 compared to the three months ended April 4, 1998. SC Direct's net sales were approximately $350,000 lower than the prior year's first quarter net sales, primarily due to (i) a decrease in net sales from its Paula Young(R) catalog of approximately $823,000, which was primarily due to less sales to new customers as a result of a reduction in advertising expenditures and (ii) a decrease in net sales from its Christine Jordan(R) catalog of approximately $257,000 due to lower catalog circulation from quarter to quarter. These net sales decreases were offset by an increase of approximately $797,000 in net sales from SC Direct's Especially Yours(R) catalog. SC Publishing's net sales were approximately $261,000 higher than the prior year's first quarter net sales, primarily due to improved customer response rates.

     Gross margin dollars increased approximately $231,000, or 2.7%, from $8.5 million for the three months ended April 4, 1998 to $8.7 million for the three months ended April 3, 1999. The gross margin percentage increased from 63.7% for the three months ended April 4, 1998 to 65.6% for the three months ended April 3, 1999. This increase in the gross margin rate reflects primarily the Company's efforts to transition its core Paula Young(R) catalog from an emphasis on reduced prices and discounting to a focus on product line expansion and innovation, including the introduction of human hair and human hair blend wigs.

     Selling, general and administrative expenses ("SG&A") decreased $1.2 million, or 13.5%, from $8.9 million for the three months ended April 3, 1998 to $7.7 million for the three months ended April 3, 1999. The decrease in SG&A related primarily to lower advertising expenses of approximately $1.2 million which is primarily a result of the Company's strategy decision to eliminate certain marginal advertising programs which did not generate new customers and sales at a level sufficient to justify the additional advertising expenditures.

     Net interest expense decreased approximately $15,000, or 7.1%, from approximately $210,000 for the three months ended April 3, 1998 to approximately $195,000 for the three months ended April 3, 1999. The decrease in net interest expense reflects lower average principal amounts outstanding on the Company's bank facility for the first quarter of 1999 compared to the first quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES

     Cash flows provided by operating activities were $1.4 million for the three months ended April 3, 1999. The cash flows provided by operating activities were offset by approximately $339,000 used in investing activities and $1.3 million used in financing activities. The $339,000 in cash used in investing activities was primarily due to the Company's installation of a new catalog information system, which amounted to approximately $260,000. The $1.3 million in cash used in financing activities was primarily due to (i) the repayment of $1.0 million on the Company's line of credit, (ii) the Company's repurchases of approximately $225,000 of common stock and (iii) the repayment of long term debt of approximately $102,000.

     The Company is in the process of installing a new catalog information system purchased from an outside vendor. The system is currently undergoing modification by the Company's internal staff. The system is scheduled to be implemented for SC Direct, the main operating subsidiary of the Company, in mid-1999. Following the implementation by SC Direct, it is anticipated that the system will be modified to deal with the special processing needs of SC Publishing, another subsidiary of the Company. The entire cost of the new system, including new hardware and internal payroll and payroll related costs, is estimated to be $1.8 million. As of April 3, 1999, $1.4 million of these costs have been capitalized, of which approximately $260,000 was added during the three months ended April 3, 1999.

     In December 1998, the Company's Board of Directors authorized the Company to repurchase up to $1.0 million of common stock. As of April 3, 1999, the Company repurchased 64,400 shares at an average price of $3.50 per share.

     The Company's cash flow from operations and available credit facilities are considered adequate to fund planned business operations and both the short-term and long-term capital needs of the Company. However, certain events, such as additional significant acquisitions, could require new external financing.

YEAR 2000 READINESS

     The Company's current information and computer systems will be affected by the Year 2000 ("Y2K") issue, which refers to the inability of computerized systems to process dates beyond December 31, 1999. The Company has formulated a Y2K Plan to address the Company's Y2K issues. Based on its current assessments from the Y2K Plan, the Company does not expect at present that it will experience a disruption of its operations as a result of the change to the new millennium.

     The Company is in the process of installing a new comprehensive catalog information system purchased from an outside vendor, who has represented that the software addresses the Y2K issue. If the Company's new computer system fails with respect to the Y2K issue, there could be a material adverse impact on the business operations or financial performance of the Company, including its ability to take customer orders, ship products, invoice customers and collect payments. It is anticipated that the installation will be completed in mid-1999 for SC Direct. The Company estimates that the entire cost of the new system, including new hardware and internal payroll and payroll related costs, will be $1.8 million. As of April 3, 1999, $1.4 million of these costs have been capitalized, of which approximately $260,000 was added during the three months ended April 3, 1999. If the new catalog information system cannot be effectively installed, then the Company has scheduled its current computer vendor to provide a free upgrade in June 1999 that will make the Company's current computer
operating system Y2K ready.   Also, in January 1998, the Company successfully
converted its financial and accounting systems to a new software package that has been represented by the vendor to be Y2K ready.

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

     The Company is assessing the state of readiness of its major suppliers and customers through written inquiry and evaluation of responses. The Company intends to follow up with those suppliers or customers that indicate material problems. Alternate suppliers or service providers will be identified for those whose responses indicate an unusually high risk of a Y2K problem. The Company's evaluation of business processes that are not related to information systems, and the development of contingency plans where such evaluation identifies a high risk of a Y2K problem should be completed by the third quarter of 1999. The main risks associated with the Y2K problem are the uncertainties as to whether the Company's suppliers can continue to perform their services for the Company uninterrupted by the Y2K event, and whether the Company's non-retail customers can continue to operate their businesses uninterrupted by the Y2K event. The Company's suppliers, if they are unable to remediate their Y2K problems, may be unable to produce or deliver goods ordered by the Company. The Company depends significantly upon telephone orders; should the Company's telephone service be adversely affected, the Company will be unable to receive a high percentage of its retail orders. The Company also depends in large measure on delivery services such as the United States Post Office, Federal Express and UPS to deliver goods to retail customers; accordingly, should one or more of these delivery services prove unable to make deliveries as a result of Y2K problems, the Company's cash flow and business would be severely and adversely affected. Although the state of readiness of the Company's suppliers, delivery services and non-retail customers will be monitored and evaluated, and contingency plans will be developed, no assurances can be given as to the eventual state of readiness of the Company's suppliers and/or customers. Nor can any assurances be given as to eventual effectiveness of the Company's contingency plans.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 required that costs incurred in the development of internal use software be capitalized and amortized over a period of time. The Company adopted SOP 98-1 in the first quarter of 1998. During the three months ended April 3, 1999 and April 4, 1998, the Company capitalized approximately $260,000 and $130,000, respectively, of costs associated with a new comprehensive catalog information system, of which approximately $107,000 and $67,000, respectively, were internal payroll and payroll related costs.

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. The Company has not yet determined the effect, if any, of adopting SFAS No. 133 on the condensed consolidated financial statements for the three months ended April 3, 1999 and April 4, 1998.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's primary exposures to market risks include fluctuations in interest rates on its short-term and long-term debt of $9.5 million as of April 3, 1999 and in foreign currency exchange rates. The Company does not use derivative financial instruments. The Company is subject to interest rate risk on its short-term borrowings under its credit facilities. Historically, the Company has not experienced material gains or losses due to interest rate changes. Management does not believe that the risk inherent in the variable-rate nature of these instruments will have a material effect on the Company's consolidated financial statements. However, no assurance can be given that such a risk will not have a material adverse effect on the Company's financial statements in the future.

     The Company's US term loan and US line of credit bear interest rates based on either a base rate or a LIBOR contract rate. The Company's UK term loan and UK line of credit bear interest rates based on either a Sterling base rate or a LIBOR contract rate. As of April 3, 1999, the US term loan was under a LIBOR contract rate of 6.81% for $3.5 million and 6.86% for $500,000. As of April 3, 1999, $1.8 million of the US line of credit was under LIBOR contract rates ranging from 6.90% to 7.00% and the remainder of the US line of credit was at the base rate of 8.00%. As of April 3, 1999, a majority of both the UK term loan and UK line of credit were under a LIBOR contract rate of 9.16%.

     As of April 3, 1999, the outstanding balance on all of the Company's credit facilities was $9,515,075. Based on this balance, an immediate change of one percent in the interest rate would cause a change in interest expense of approximately $95,000 on an annual basis. The Company's objective in maintaining these variable rate borrowings is the flexibility obtained regarding early repayment without penalties and lower overall cost as compared with fixed-rate borrowings and longer term variable rate borrowings.

     The foreign currencies to which the Company has the most significant exchange rate exposure are the British Pound, Chinese Yuan and Indonesian Rupiah. The Company currently expects that most of its wigs and hairpieces will continue to be manufactured in China and Indonesia in the future. Accordingly, the Company's operations are subject to fluctuations in the value of these countries' currencies. Although to date such exchange rate exposures have not had a significant effect on the Company's business operations, no assurance can be given that such exchange rate exposures will not have a material adverse effect on the Company's business operations in the future. Also, the implementation of the Euro currency in 1999 is not expected to materially affect the Company's operations, or its risk profile.

     Based on a hypothetical ten percent adverse movement in interest rates and foreign currency exchange rates, the potential losses in future earnings, fair value of risk-sensitive financial instruments, and cash flows are not material, although the actual effects may differ materially from the hypothetical analysis.


PART II.  OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     27.1 Financial Data Schedule (for EDGAR filing purposes only), Filed herewith
(b)  Reports on Form 8-K

     No reports on Form 8-K have been filed during the first quarter ended April 3, 1999.

                                  SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                    SPECIALTY CATALOG CORP.

  Dated: May 5, 1999                By: /s/ Steven L. Bock
                                        ------------------
                                        STEVEN L. BOCK
                                        CHAIRMAN, PRESIDENT AND
                                        CHIEF EXECUTIVE OFFICER

  Dated: May 5, 1999                By: /s/ J. William Heise
                                        --------------------
                                        J. WILLIAM HEISE
                                        SENIOR VICE PRESIDENT AND
                                        CHIEF FINANCIAL OFFICER