Form 10-Q
period 1999-07-03
SPECIALTY CATALOG CORP
filed 1999-08-06
CIK 1020897

================================================================================


                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.   20549
                                 ____________


                                   FORM 10-Q


[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended July 3, 1999

                                      OR

[   ]  Transition report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934


                        Commission file number 0-21499
                                 ____________

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


     Number of shares of the Registrant's Common Stock outstanding as of August 1, 1999: 4,401,886


================================================================================

                            SPECIALTY CATALOG CORP.

                                     INDEX


                         PART I.   FINANCIAL STATEMENTS

                                                                                                         Page No.
                                                                                                         --------
Item 1.   Condensed Consolidated Financial Statements as of July 3, 1999, January 2, 1999 and
          July 4, 1998, for the Three Months Ended July 3, 1999 and July 4, 1998 and for the Six
          Months Ended July 3, 1999 and July 4, 1998

          Condensed Consolidated Statements of Operations                                                    3

          Condensed Consolidated Balance Sheets                                                              4

          Condensed Consolidated Statements of Cash Flows                                                    5

          Notes to Condensed Consolidated Financial Statements                                               6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations             10


                          PART II. OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders                                               14

Item 6.   Exhibits and Reports on Form 8-K                                                                  15

          Signatures                                                                                        16

PART I.   FINANCIAL STATEMENTS

Item 1.   Condensed Consolidated Financial Statements

                            SPECIALTY CATALOG CORP.
                Condensed Consolidated Statements of Operations
                                  (unaudited)

                                                           Three months ended                         Six months ended
                                                      July 3, 1999         July 4, 1998         July 3, 1999         July 4, 1998
                                                      ------------         ------------         ------------         ------------
Net sales..........................................    $12,264,398          $13,263,194          $25,531,066          $26,571,758
Cost of sales (including buying, occupancy and
     order fulfillment costs)......................      4,160,051            4,745,763            8,720,478            9,579,016
                                                       -----------          -----------          -----------          -----------
Gross margin.......................................      8,104,347            8,517,431           16,810,588           16,992,742
Selling, general and administrative expenses.......      6,451,643            6,371,392           14,117,732           15,284,684
                                                       -----------          -----------          -----------          -----------
Income from operations.............................      1,652,704            2,146,039            2,692,856            1,708,058
Interest expense, net..............................        169,297              214,882              365,110              425,235
                                                       -----------          -----------          -----------          -----------
Income before income taxes.........................      1,483,407            1,931,157            2,327,746            1,282,823
Income tax provision...............................        619,009              796,246              966,179              522,965
                                                       -----------          -----------          -----------          -----------
Net income.........................................        864,398            1,134,911            1,361,567              759,858
Other comprehensive loss...........................        (14,418)             (10,692)             (50,704)              (3,642)
                                                       -----------          -----------          -----------          -----------
Comprehensive income...............................    $   849,980          $ 1,124,219          $ 1,310,863          $   756,216
                                                       ===========          ===========          ===========          ===========

Basic earnings per share:
      Net income per share.........................    $      0.20          $      0.22          $      0.31          $      0.15
                                                       ===========          ===========          ===========          ===========
      Weighted average shares outstanding..........      4,417,718            5,057,001            4,426,344            5,049,693
                                                       ===========          ===========          ===========          ===========

Diluted earnings per share:
      Net income per share.........................    $      0.18          $      0.21          $      0.29          $      0.14
                                                       ===========          ===========          ===========          ===========
      Weighted average shares outstanding..........      4,698,616            5,529,354            4,708,514            5,524,650
                                                       ===========          ===========          ===========          ===========

           See notes to condensed consolidated financial statements.

                            SPECIALTY CATALOG CORP.
                     Condensed Consolidated Balance Sheets
                                  (unaudited)

                                                                               July 3,          January 2,          July 4,
                                                                                1999               1999               1998
                                                                          -----------------  -----------------  ----------------
                                 Assets
Current assets:
      Cash and cash equivalents.........................................       $ 1,066,831        $   721,949       $    67,042
      Accounts receivable, net..........................................         1,326,640          1,220,741         1,585,677
      Merchandise inventories...........................................         4,574,730          5,388,395         5,770,502
      Prepaid expenses..................................................         3,165,881          3,738,846         3,805,301
                                                                               -----------        -----------       -----------
                Total current assets....................................        10,134,082         11,069,931        11,228,522
Property, plant and equipment, net......................................         3,607,732          2,946,112         2,799,773
Intangible assets, net..................................................         3,344,187          3,678,158         3,800,637
Deferred income taxes...................................................         3,831,705          4,521,988         5,060,374
Other assets............................................................           182,362            183,193           239,726
                                                                               -----------        -----------       -----------
                Total assets............................................       $21,100,068        $22,399,382       $23,129,032
                                                                               ===========        ===========       ===========

                    Liabilities and Shareholders' Equity
Current liabilities:
      Short-term borrowings.............................................       $ 4,276,098        $ 5,097,067       $ 4,010,915
      Accounts payable and accrued expenses.............................         2,279,068          3,403,414         2,575,572
      Liabilities to customers..........................................           975,783            676,447           947,750
      Deferred purchase price obligation................................                --                 --           494,130
      Current portion of long-term debt.................................         1,964,471          1,963,319         1,581,459
                                                                               -----------        -----------       -----------
                Total current liabilities...............................         9,495,420         11,140,247         9,609,826
Long-term debt..........................................................         2,880,049          3,671,167         4,652,331
Other long-term liabilities.............................................           213,869            151,619           158,376
Commitments and contingencies
Shareholders' equity:
      Common stock, $.01 par value: 10,000,000 shares authorized;
           4,411,586, 4,481,986 and 5,057,001 shares issued and
           outstanding at July 3, 1999, January 2, 1999 and July 4,
           1998, respectively...........................................            52,397             52,397            50,570
        Additional paid-in capital......................................        16,159,570         16,159,570        15,916,252
        Deferred compensation...........................................           (39,613)           (48,363)          (57,113)
        Accumulated other comprehensive income (loss)...................           (34,778)            15,926              (147)
        Accumulated deficit.............................................        (5,027,973)        (6,389,540)       (7,201,063)
                                                                               -----------        -----------       -----------
                                                                                11,109,603          9,789,990         8,708,499
        Less treasury stock, at cost, 828,188 shares at July 3, 1999,
           757,788 shares at January 2, 1999 and 0 shares at July 4,
           1998.........................................................        (2,598,873)        (2,353,641)               --
                                                                               -----------        -----------       -----------
                Total shareholders' equity                                       8,510,730          7,436,349         8,708,499
                                                                               -----------        -----------       -----------
                         Total liabilities and shareholders' equity.....       $21,100,068        $22,399,382       $23,129,032
                                                                               ===========        ===========       ===========

           See notes to condensed consolidated financial statements.

                            SPECIALTY CATALOG CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                                      Six months ended
                                                                             July 3, 1999        July 4, 1998
                                                                             ------------        ------------
Cash flows from operating activities:
Net income......................................................             $  1,361,567        $    759,858
Adjustments to reconcile net income to net cash provided
 by operating activities:
    Depreciation and amortization...............................                  404,688             356,563
    Amortization of deferred compensation.......................                    8,750               8,749
    Deferred income taxes.......................................                  700,427             499,676
    Changes in operating assets and liabilities:
     Accounts receivable........................................                 (124,055)           (462,088)
     Merchandise inventories....................................                  789,544             492,589
     Prepaid expenses...........................................                  569,347            (460,626)
     Other assets...............................................                   (9,874)             50,788
     Accounts payable and accrued expenses......................               (1,091,280)           (550,675)
     Liabilities to customers...................................                  299,336             (49,193)
     Income taxes...............................................                       --            (215,305)
     Other long-term liabilities................................                       --              25,002
                                                                             ------------        ------------
Net cash provided by operating activities.......................                2,908,450             455,338
                                                                             ------------        ------------

Cash flows from investing activities:
      Purchases of property, plant and equipment................                 (830,697)           (829,910)
                                                                             ------------        ------------
Net cash used in investing activities...........................                 (830,697)           (829,910)
                                                                             ------------        ------------

Cash flows from financing activities:
       Advances (repayments) on short-term borrowings, net......                 (730,389)            211,682
       Repayment of long-term debt..............................                 (713,164)           (351,717)
       Repurchase of treasury stock.............................                 (245,232)                 --
       Issuance of common stock.................................                       --              10,752
       Repayment of capital lease obligations...................                  (38,007)            (34,381)
                                                                             ------------        ------------
Net cash used in financing activities...........................               (1,726,792)           (163,664)
                                                                             ------------        ------------

Effect of exchange rate changes on cash and cash equivalents....                   (6,079)              1,438
                                                                             ------------        ------------

Increase (decrease) in cash and cash equivalents................                  344,882            (536,798)
Cash and cash equivalents, beginning of year....................                  721,949             603,840
                                                                             ------------        ------------
Cash and cash equivalents, end of year..........................             $  1,066,831        $     67,042
                                                                             ============        ============

Summary of Non-Cash Transactions:

       During the three months ended April 3, 1999, the Company recorded capital lease obligations of $100,257 related to the purchase of data processing equipment.

       During the three months ended April 4, 1998, 35,000 stock options were exercised for which the Company recorded a deduction in its income tax payable and an increase in additional paid in capital of $67,024.

           See notes to condensed consolidated financial statements.

                            SPECIALTY CATALOG CORP.
             Notes to Condensed Consolidated Financial Statements
                                  (unaudited)

1. Basis of Presentation

   These unaudited condensed consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K of Specialty Catalog Corp. (the "Company") for the fiscal year ended January 2, 1999, and the consolidated financial statements and footnotes included therein. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. The results of operations for the three and six months ended July 3, 1999 are not necessarily indicative of the results for the entire fiscal year ending January 1, 2000.

   The financial statements for the three and six months ended July 3, 1999 and July 4, 1998 are unaudited but include, in the Company's opinion, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results for the periods presented.

2. Accounting Policies

   The accounting policies underlying the financial statements are those set forth in Note 1 of the financial statements included in the Company's Annual Report on Form 10-K for the year ended January 2, 1999.

   In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 required that costs incurred in the development of internal use software be capitalized and amortized over a period of time. The Company adopted SOP 98-1 in the first quarter of 1998. During the three months ended July 3, 1999 and July 4, 1998, the Company capitalized approximately $344,000 and $87,000, respectively, of costs associated with a new comprehensive catalog information system, of which approximately $144,000 and $49,000, respectively, were internal payroll and payroll related costs. During the six months ended July 3, 1999 and July 4, 1998, the Company capitalized approximately $604,000 and $217,000, respectively, of costs, of which approximately $251,000 and $116,000, respectively, were internal payroll and payroll related costs.

   In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company has not yet determined the effect, if any, of adopting SFAS No. 133 on the consolidated financial statements.

3. Reconciliation of Basic and Diluted Earnings per Share

   The following table (in thousands) shows the amounts used in computing basic and diluted earnings per share for net income and the effects of potentially dilutive options on the weighted average number of shares outstanding.

                            SPECIALTY CATALOG CORP.
       Notes to Condensed Consolidated Financial Statements (Continued)
                                  (unaudited)

                                             For the three months ended               For the six months ended
                                          July 3, 1999        July 4, 1998         July 3, 1999       July 4, 1998
                                         --------------      --------------      ---------------     --------------
                                           Net                 Net                 Net                 Net
                                         Income  Shares      Income   Shares     Income   Shares     Income  Shares
Basic earnings per share                   $864   4,418      $1,135   5,057      $1,362   4,426        $760   5,050
Effect of dilutive options                   --     281          --     472          --     282          --     475
                                           ----   -----      ------   -----      ------   -----        ----   -----
Diluted earnings per share                 $864   4,699      $1,135   5,529      $1,362   4,708        $760   5,525
                                           ====   =====      ======   =====      ======   =====        ====   =====

   Options to purchase 677,601 shares of common stock ranging from $5.33 to $7.15 per share were not included in computing diluted EPS for the three and six months ended July 3, 1999 because their effects were antidilutive. Options to purchase 545,735 shares of common stock ranging from $6.50 to $7.15 per share were not included in computing diluted EPS for the three and six months ended July 4, 1998 because their effects were also antidilutive.

4. Restructuring Charges

   During the third quarter of 1998, a restructuring charge of $469,558 was recorded to reflect the reorganization of certain management positions. Included in accrued expenses at July 3, 1999 are accrued restructuring charges of $10,721.

5. Business Segments and Financial Information by Geographic Location

   Specialty Catalog Corp. has three reportable segments: SC Direct, SC Publishing and Daxbourne International Limited. SC Direct primarily sells women's wigs and hairpieces through its Paula Young(R) catalog. SC Direct also offers African-American women a broad selection of quality wigs, hairpieces, apparel and related products through its Especially Yours(R) catalog. In addition, SC Direct sells apparel, hats and other fashion accessories through its Paula's Hatbox(R) catalog. SC Publishing distributes catalogs under its Western Schools(R) brand and specializes in providing continuing education courses to nurses and CPAs. Daxbourne International Limited is a retailer and wholesaler of women's wigs, hairpieces and related products in the United Kingdom.

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

                            SPECIALTY CATALOG CORP.
       Notes to Condensed Consolidated Financial Statements (Continued)
                                  (unaudited)

  A summary of information about the Company's operations by segment for the three and six months ended July 3, 1999 and July 4, 1998 follows (intersegment eliminations are inter-company receivables and investments in subsidiaries):

                                                                SC                     Intersegment
                                                                --
                                                SC Direct   Publishing     Daxbourne   Eliminations      Total
                                                ---------   ----------     ---------   ------------      -----
For the three months ended July 3, 1999
   Net sales.................................  $ 9,761,402     $1,258,202  $1,244,794            --   $12,264,398
   Gross margin..............................    6,271,952        953,908     878,487            --     8,104,347
   Selling, general and administrative (1)...    5,021,525        693,872     736,246            --     6,451,643
   Depreciation and amortization (1).........       98,766         11,145      96,843            --       206,754
   Operating profit..........................    1,250,427        260,036     142,241            --     1,652,704
   Interest expense, net.....................      112,488             --      56,809            --       169,297
   Income tax provision......................      466,576        106,618      45,815            --       619,009

   Segment assets............................   16,819,527      4,107,961   4,709,419   $(4,536,839)   21,100,068
   Capital expenditures......................      806,908          7,067      16,722            --       830,697

For the three months ended July 4, 1998
   Net sales.................................  $11,050,821     $  964,785  $1,247,588            --   $13,263,194
   Gross margin..............................    6,960,795        677,892     878,744            --     8,517,431
   Selling, general and administrative (1)...    5,057,798        617,706     695,888            --     6,371,392
   Depreciation and amortization (1).........       79,517          5,473      97,622            --       182,612
   Operating profit..........................    1,902,997         60,186     182,856            --     2,146,039
   Interest expense, net.....................      136,581             --      78,301            --       214,882
   Income tax provision......................      724,229         24,677      47,340            --       796,246

   Segment assets............................   17,758,843      3,655,896   5,229,108   $(3,514,815)   23,129,032
   Capital expenditures......................      804,995             --      24,915            --       829,910

(1) Depreciation and amortization is included in selling, general and administrative expense in the condensed consolidated statements of operations under "selling, general and administrative expenses" for the three months ended July 3, 1999 and July 4, 1998.

                            SPECIALTY CATALOG CORP.
       Notes to Condensed Consolidated Financial Statements (Continued)
                                  (unaudited)

                                                                  SC
                                                                  --                    Intersegment
                                                SC Direct      Publishing  Daxbourne    Eliminations      Total
                                               -----------    -----------  ---------    ------------      -----
For the six months ended July 3, 1999
   Net sales.................................  $20,061,732     $2,835,371  $2,633,963            --   $25,531,066
   Gross margin..............................   12,790,547      2,156,329   1,863,712            --    16,810,588
   Selling, general and administrative (1)...   11,299,146      1,325,063   1,493,523            --    14,117,732
   Depreciation and amortization (1).........      190,291         22,072     192,327            --       404,690
   Operating profit..........................    1,491,401        831,266     370,189            --     2,692,856
   Interest expense, net.....................      242,340             --     122,770            --       365,110
   Income tax provision......................      512,136        340,835     113,208            --       966,179

   Segment assets............................   16,819,527      4,107,961   4,709,419   $(4,536,839)   21,100,068
   Capital expenditures......................      806,908          7,067      16,722            --       830,697

For the six months ended July 4, 1998
   Net sales.................................  $21,701,349     $2,280,996  $2,589,413            --   $26,571,758
   Gross margin..............................   13,549,861      1,602,157   1,840,724            --    16,992,742
   Selling, general and administrative (1)...   12,717,959      1,203,046   1,363,679            --    15,284,684
   Depreciation and amortization (1).........      151,903         13,774     195,297            --       360,974
   Operating profit..........................      831,902        399,111     477,045            --     1,708,058
   Interest expense, net.....................      260,456             --     164,779            --       425,235
   Income tax provision......................      234,290        163,635     125,040            --       522,965

   Segment assets............................   17,758,843      3,655,896   5,229,108   $(3,514,815)   23,129,032
   Capital expenditures......................      804,995             --      24,915            --       829,910

(1) Depreciation and amortization is included in selling, general and administrative expense in the condensed consolidated statements of operations under "selling, general and administrative expenses" for the six months ended July 3, 1999 and July 4, 1998.

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

Three Months Ended July 3, 1999 Compared to the Three Months Ended July 4, 1998

  The Company's net sales decreased to $12.3 million for the three months ended July 3, 1999 from $13.3 million for the three months ended July 4, 1998, a decrease of $1.0 million, or 7.5%. SC Direct's net sales were $1.3 million lower than the prior year's second quarter net sales, primarily due to (i) a decrease of $1.5 million in net sales from its Paula Young(R) catalog, primarily as a result of less sales to new customers due to a reduction in advertising expenditures and (ii) a decrease of approximately $215,000 in net sales from the Christine Jordan(R) catalog as a result of the Company's decision to no longer circulate the Christine Jordan(R) catalog, but continue to sell the branded products through its Paula Young(R) catalog. These net sales decreases were offset by an increase of approximately $341,000 in net sales from SC Direct's Especially Yours(R) catalog and an increase of approximately $133,000 in net sales from SC Direct's Paula's Hatbox(R) catalog. SC Publishing's net sales were approximately $293,000 higher than the prior year's second quarter net sales, primarily due to improved customer response rates.

  Gross margin as a percent of net sales increased to 66.1% for the three months ended July 3, 1999 from 64.2% for the three months ended July 4, 1998. This increase in the gross margin rate reflects the Company's efforts to transition its core Paula Young(R) catalog from an emphasis on reduced prices and discounting to a focus on product line expansion and innovation, including the introduction of human hair and human hair blend wigs. Gross margin decreased to $8.1 million for the three months ended July 3, 1999 from $8.5 million for the three months ended July 4, 1998, a decrease of approximately $414,000, or 4.9%, as a result of the reduction in net sales mentioned above, offset by the increase in gross margin caused by the increase in the gross margin rate mentioned above.

  Selling, general and administrative expenses ("SG&A") increased slightly to $6.5 million for the three months ended July 3, 1999 from $6.4 million for the three months ended July 4, 1998, an increase of approximately $80,000, or 1.3%.

  Interest expense, net decreased to approximately $169,000 for the three months ended July 3, 1999 from approximately $215,000 for the three months ended July 4, 1998, a decrease of approximately $46,000, or 21.4%. The decrease in interest expense, net reflects lower average principal amounts outstanding on the Company's bank facility due to the positive free cash flows generated by the Company.


Six Months Ended July 3, 1999 Compared to the Six Months Ended July 4, 1998

  Net sales decreased to $25.5 million for the six months ended July 3, 1999 from $26.6 million for the six months ended July 4, 1998, a decrease of $1.1 million, or 4.1%. SC Direct's net sales were $1.6 million lower than the prior year's first half net sales, primarily due to (i) a decrease of $2.3 million in net sales from its Paula Young(R) catalog, primarily as a result of less sales to new customers due to a reduction in advertising expenditures, and (ii) a decrease of approximately $472,000 in net sales from the Christine Jordan(R) catalog as a result of the Company's decision to no longer circulate the Christine Jordan(R) catalog, but continue to sell the branded products through its Paula Young(R) catalog. These net sales decreases were offset by an increase of $1.1 million in net sales from SC Direct's Especially Yours(R) catalog and an increase of approximately $52,000 in net sales from SC Direct's Paula's Hatbox(R) catalog. SC Publishing's net sales were approximately $554,000 higher than the prior year's first half net sales, primarily due to improved customer response rates.

  Gross margin as a percent of net sales increased to 65.8% for the six months ended July 3, 1999 from 64.0% for the six months ended July 4, 1998. This increase in the gross margin rate reflects the Company's efforts to transition its core Paula Young(R) catalog from an emphasis on reduced prices and discounting to a focus on product line expansion and innovation, including the introduction of human hair and human hair blend wigs. The gross margin decreased to $16.8 million for the six months ended July 3, 1999 from $17.0 million for the six months ended July 4, 1998, a decrease of approximately $183,000, or 1.1%, as a result of the reduction in net sales mentioned above, offset by the improvement in the gross margin rate mentioned above.

  SG&A expenses decreased to $14.1 million for the six months ended July 3, 1999 from $15.3 million for the six months ended July 4, 1998, a decrease of $1.2 million, or 7.8%. The decrease in SG&A related to lower advertising expenses of $1.2 million which is primarily a result of the Company's strategic decision to eliminate certain marginal advertising programs which did not generate new customers and sales at a sufficient level to justify its expenditures.

  Interest expense, net decreased to approximately $365,000 for the six months ended July 3, 1999 from approximately $425,000 for the six months ended July 4, 1998, a decrease of approximately $60,000, or 14.1%. The decrease in interest expense, net reflects lower average principal amounts outstanding on the Company's bank facility due to the positive free cash flows generated by the Company.


Liquidity and Capital Resources

  Cash flows provided by operating activities were $2.9 million for the six months ended July 3, 1999, offset by approximately $831,000 used in investing activities and $1.7 million used in financing activities. The major factors that caused the difference between net income and cash flows from operations are: depreciation and amortization of approximately $405,000, increases in non-cash working capital items of approximately $433,000 and an increase in deferred income taxes of approximately $700,000. The $831,000 in cash used in investing activities was mainly due to the Company's installation of a new catalog information system, which amounted to approximately $604,000. The $1.7 million in cash used in financing activities was due to (i) the repayment of approximately $730,000 on the Company's short-term borrowings, (ii) the repayment of long-term debt of approximately $713,000 and (iii) the Company's repurchase of approximately $245,000 of common stock.

     The Company is in the process of installing a new catalog information system purchased from an outside vendor. The system is currently undergoing modification by the Company's internal staff. The system is scheduled to be implemented for SC Direct, the main operating subsidiary of the Company, in the third quarter of 1999. Following the implementation by SC Direct, it is anticipated that the system will be modified to deal with the special processing needs of SC Publishing, another subsidiary of the Company. The entire cost of the new system, including new hardware and internal payroll and payroll related costs, is estimated to be $2.0 million. As of July 3, 1999, $1.7 million of these costs have been capitalized, of which approximately $344,000 was added during the three months ended July 3, 1999.

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

     The Company is in the process of installing a new comprehensive catalog information system purchased from an outside vendor, who has represented that the software addresses the Y2K issue. If the Company's new computer system fails with respect to the Y2K issue, there could be a material adverse impact on the business operations or financial performance of the Company, including its ability to take customer orders, ship products, invoice customers and collect payments. It is anticipated that the installation will be completed in the third quarter of 1999 for SC Direct. The Company estimates that the entire cost of the new system, including new hardware and internal payroll and payroll related costs, will be $2.0 million. As of July 3, 1999, $1.7 million of these costs have been capitalized, of which approximately $344,000 was added during the three months ended July 3, 1999. If the new catalog information system cannot be effectively installed, then the Company has scheduled its current computer vendor to provide a free upgrade in the third quarter of 1999 that will
make the Company's current computer operating system Y2K ready.   Also, in
January 1998, the Company successfully converted its financial and accounting systems to a new software package that has been represented by the vendor to be Y2K ready.

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

     The Company is assessing the state of readiness of its major suppliers and customers through written inquiry and evaluation of responses. The Company intends to follow up with those suppliers or customers that indicate material problems. Alternate suppliers or service providers will be identified for those whose responses indicate an unusually high risk of a Y2K problem. The Company's evaluation of business processes that are not related to information systems, and the development of contingency plans where such evaluation identifies a high risk of a Y2K problem, should be completed by the third quarter of 1999. The main risks associated with the Y2K problem are the uncertainties as to whether the Company's suppliers and vendors can continue to perform their services for the Company uninterrupted by the Y2K event, and whether the Company's non-retail customers can continue to operate their businesses uninterrupted by the Y2K event. The Company's suppliers, if they are unable to remediate their Y2K problems, may be unable to produce or deliver goods ordered by the Company. The Company depends significantly upon telephone orders; should the Company's telephone service be adversely affected, the Company will be unable to receive a high percentage of its retail orders. The Company also depends in large measure on delivery services such as the United States Post Office, Federal Express and UPS to deliver goods to retail customers; accordingly, should one or more of these delivery services prove unable to make deliveries as a result of Y2K problems, the Company's cash flow and business would be severely and adversely affected. Although the state of readiness of the Company's suppliers, delivery services and non-retail customers will be monitored and evaluated, and contingency plans will be developed, no assurances can be given as to the eventual state of readiness of the Company's suppliers and/or customers. Nor can any assurances be given as to eventual effectiveness of the Company's contingency plans.

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


Recently Issued Accounting Pronouncements

     In March 1998, the AICPA issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 required that costs incurred in the development of internal use software be capitalized and amortized over a period of time. The Company adopted SOP 98-1 in the first quarter of 1998. During the three months ended July 3, 1999 and July 4, 1998, the Company capitalized approximately $344,000 and $87,000, respectively, of costs associated with a new comprehensive catalog information system, of which approximately $144,000 and $49,000, respectively, were internal payroll and payroll related costs. During the six months ended July 3, 1999 and July 4, 1998, the Company capitalized approximately $604,000 and $217,000, respectively, of costs, of which approximately $251,000 and $116,000, respectively, were internal payroll and payroll related costs.

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company has not yet determined the effect, if any, of adopting SFAS No. 133 on the consolidated financial statements.

Quantitative and Qualitative Disclosures About Market Risk

     The Company's primary exposures to market risks include fluctuations in interest rates on its short-term and long-term debt of $9.1 million as of July 3, 1999 and in foreign currency exchange rates. The Company does not use derivative financial instruments. The Company is subject to interest rate risk on its short-term borrowings under its credit facilities. Historically, the Company has not experienced material gains or losses due to interest rate changes. Management does not believe that the risk inherent in the variable-rate nature of these instruments will have a material effect on the Company's consolidated financial statements. However, no assurance can be given that such a risk will not have a material adverse effect on the Company's financial statements in the future.

     The Company's US term loan and US revolving line of credit bear interest rates based on either a base rate or a LIBOR contract rate. As of July 3, 1999, the US term loan was under a LIBOR contract rate of 6.81% for $3.5 million. As of July 3, 1999, $2.0 million of the US revolving line of credit was under LIBOR contract rates ranging from 6.70% to 6.86% and the remainder of the US revolving line of credit was at the base rate of 8.00%. The Company's UK term loan and UK revolving line of credit bear interest rates based on either a Sterling base rate or a LIBOR contract rate. As of July 3, 1999, a majority of both the UK term loan and UK revolving line of credit were under a LIBOR contract rate of 9.48%.

     As of July 3, 1999, the outstanding borrowings on the Company's credit facilities were $9.1 million. Based on this balance, an immediate change of one percent in the interest rate would cause a change in interest expense of approximately $86,000 on an annual basis. The Company's objective in maintaining these variable rate borrowings is the flexibility obtained regarding early repayment without penalties and lower overall cost as compared with fixed-rate borrowings and longer-term variable rate borrowings.

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


PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

     The Company held its annual meeting of shareholders on Tuesday, May 25, 1999. The following represents the results of the voting on proposals submitted to a vote of shareholders at such meeting:

     a. Proposal to elect directors:

        Name of Director    Number of votes in favor   Number of votes withheld
        ----------------    ------------------------   ------------------------
Steven L. Bock                   4,236,492                       --
Alan S. Cooper                   4,236,492                       --
Martin E. Franklin               4,236,492                       --
Samuel L. Katz                   4,236,492                       --
Guy Naggar                       4,236,492                       --
Andrea Pomerantz Lustig          4,233,992                    2,500


     All persons name above were re-elected as directors of the Company for a term of office expiring on the date of the next annual meeting of shareholders, or special meeting in lieu thereof, and until their respective successors are duly elected and qualified.

     b. Proposal to amend the Company's 1996 Stock Incentive Plan to increase the number of shares authorized for issuance thereunder from 750,000 to 1,000,000.

        Votes for         Votes against       Votes abstaining    Not voted
        ---------         -------------       ----------------    ----------
        3,313,193           270,383               79,026            573,890



ITEM 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits

     10.1 Amendment dated as of June 24, 1999 to Employment Agreement between Registrant and Steven L. Bock, Filed herewith.

     27.1 Financial Data Schedule (for EDGAR filing purposes only), Filed herewith.

(b)  Reports on Form 8-K

     No reports on Form 8-K have been filed during the three and six months ended July 3, 1999.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   SPECIALTY CATALOG CORP.


Dated: August 2, 1999              By: /s/ Steven L. Bock
                                      --------------------------------
                                      Steven L. Bock
                                      Chairman, President and
                                      Chief Executive Officer



Dated: August 2, 1999              By: /s/ Thomas K. McCain
                                      --------------------------------
                                      Thomas K. McCain
                                      Senior Vice President and
                                      Chief Financial Officer