Form 10-Q
period 1999-10-02
SPECIALTY CATALOG CORP
filed 1999-11-16
CIK 1020897

 ===========================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.   20549
                            ------------------------



                                   FORM 10-Q


 [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE PERIOD ENDED OCTOBER 2, 1999

                                       OR

 [_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                         Commission file number 0-21499
                                 _______________


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


     Number of shares of the Registrant's Common Stock outstanding as of November 1, 1999: 4,351,386

================================================================================

                            SPECIALTY CATALOG CORP.

                                     INDEX


                         PART I.  FINANCIAL STATEMENTS

                                                                                                         PAGE NO.
                                                                                                       ------------
Item 1.      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF OCTOBER 2, 1999, JANUARY 2, 1999 AND
             OCTOBER 3, 1998, FOR THE THREE MONTHS ENDED OCTOBER 2, 1999 AND OCTOBER 3, 1998 AND FOR
             THE NINE MONTHS ENDED OCTOBER 2, 1999 AND OCTOBER 3, 1998

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

PART I.  FINANCIAL STATEMENTS
ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            SPECIALTY CATALOG CORP.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                        THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                OCTOBER 2, 1999    OCTOBER 3, 1998    OCTOBER 2, 1999     OCTOBER 3, 1998
                                                ----------------  -----------------  ------------------  -----------------
Net sales.....................................      $10,189,321         $11,011,492        $35,720,386         $37,583,250
Cost of sales (including buying, occupancy and
     order fulfillment costs).................        3,649,794           3,952,927         12,370,271          13,531,943
                                                    -----------         -----------        -----------         -----------
Gross margin..................................        6,539,527           7,058,565         23,350,115          24,051,307
Selling, general and administrative expenses..        6,504,662           6,293,001         20,622,394          21,577,685
                                                    -----------         -----------        -----------         -----------
Income from operations........................           34,865             765,564          2,727,721           2,473,622
Interest expense, net.........................          188,336             208,185            553,446             633,420
                                                    -----------         -----------        -----------         -----------
Income (loss) before income taxes.............         (153,471)            557,379          2,174,275           1,840,202
Income tax provision (benefit)................          (78,945)            237,835            887,234             760,800
                                                    -----------         -----------        -----------         -----------
Net income (loss).............................          (74,526)            319,544          1,287,041           1,079,402
Other comprehensive income (loss).............           39,126              26,499            (11,578)             22,857
                                                    -----------         -----------        -----------         -----------
Comprehensive income (loss)...................      $   (35,400)        $   346,043        $ 1,275,463         $ 1,102,259
                                                    ===========         ===========        ===========         ===========

Basic earnings per share:
      Net income (loss) per share.............           $(0.02)              $0.06              $0.29               $0.21
                                                    ===========         ===========        ===========         ===========
      Weighted average shares outstanding.....        4,399,955           5,057,001          4,417,548           5,052,129
                                                    ===========         ===========        ===========         ===========

Diluted earnings per share:
      Net income (loss) per share.............           $(0.02)              $0.06              $0.27               $0.20
                                                    ===========         ===========        ===========         ===========
      Weighted average shares outstanding.....        4,684,655           5,517,927          4,700,615           5,520,309
                                                    ===========         ===========        ===========         ===========

           See notes to condensed consolidated financial statements.

                            SPECIALTY CATALOG CORP.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (unaudited)

                                                                             OCTOBER 2,         JANUARY 2,         OCTOBER 3,
                                                                                1999               1999               1998
                                                                          -----------------  -----------------  ----------------
                                 ASSETS
Current assets:
      Cash and cash equivalents.........................................       $   273,729        $   721,949       $   351,146
      Accounts receivable, net..........................................         1,639,414          1,220,741         1,315,704
      Merchandise inventories...........................................         6,725,544          5,388,395         6,901,079
      Prepaid expenses..................................................         3,959,752          3,738,846         3,899,183
                                                                               -----------        -----------       -----------
                Total current assets....................................        12,598,439         11,069,931        12,467,112
Property, plant and equipment, net......................................         4,217,286          2,946,112         2,862,838
Intangible assets, net..................................................         4,575,949          3,678,158         3,846,436
Deferred income taxes...................................................         3,617,696          4,521,988         4,839,432
Other assets............................................................           163,643            183,193           192,991
                                                                               -----------        -----------       -----------
                Total assets............................................       $25,173,013        $22,399,382       $24,208,809
                                                                               ===========        ===========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Short-term borrowings.............................................       $ 6,876,604        $ 5,097,067       $ 5,580,592
      Accounts payable and accrued expenses.............................         3,895,973          3,403,414         2,712,098
      Liabilities to customers..........................................         1,486,928            676,447         1,024,418
      Current portion of long-term debt.................................         1,512,539          1,963,319         1,277,122
                                                                               -----------        -----------       -----------
                Total current liabilities...............................        13,772,044         11,140,247        10,594,230
Long-term debt..........................................................         2,666,301          3,671,167         4,396,487
Other long-term liabilities.............................................           383,440            151,619           159,175
Commitments and contingencies
Shareholders' equity:
        Common stock, $.01 par value: 10,000,000 shares authorized;
           4,378,386, 4,481,986 and 5,057,001 shares issued and
           outstanding at October 2, 1999, January 2, 1999
           and October 3, 1998, respectively............................            52,397             52,397            50,570
        Additional paid-in capital......................................        16,159,570         16,159,570        15,916,252
        Deferred compensation...........................................           (35,238)           (48,363)          (52,738)
        Accumulated other comprehensive income..........................             4,348             15,926            26,352
        Accumulated deficit.............................................        (5,102,499)        (6,389,540)       (6,881,519)
                                                                               -----------        -----------       -----------
                                                                                11,078,578          9,789,990         9,058,917
        Less treasury stock, at cost, 861,388 shares at October 2, 1999,

           757,788 shares at January 2, 1999 and no shares at October           (2,727,350)          (2,353,641)             --
            3, 1998.....................................................       -----------          -----------     -----------

                Total shareholders' equity                                       8,351,228          7,436,349         9,058,917
                                                                               -----------        -----------       -----------
                         Total liabilities and shareholders' equity.....       $25,173,013        $22,399,382       $24,208,809
                                                                               ===========        ===========       ===========

           See notes to condensed consolidated financial statements.

                            SPECIALTY CATALOG CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                                   NINE MONTHS ENDED
                                                                      OCTOBER 2, 1999            OCTOBER 3, 1998
                                                                  ------------------------  -------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income......................................................              $ 1,287,041                 $1,079,402
Adjustments to reconcile net income to net cash provided
 by operating activities:
    Depreciation and amortization...............................                  695,690                    539,318
    Amortization of deferred compensation.......................                   13,125                     13,124
    Deferred income taxes.......................................                  933,466                    720,618
    Changes in operating assets and liabilities:
     Accounts receivable........................................                 (375,265)                  (182,792)
     Merchandise inventories....................................               (1,329,969)                  (621,425)
     Prepaid expenses...........................................                 (205,193)                  (489,472)
     Other assets...............................................                    6,105                    101,731
     Accounts payable and accrued expenses......................                  557,429                   (428,060)
     Liabilities to customers...................................                  526,353                     27,475
     Income taxes payable.......................................                       --                   (282,329)
     Other long-term liabilities................................                       --                     37,503
                                                                              -----------                 ----------
Net cash provided by operating activities.......................                2,108,782                    515,093
                                                                              -----------                 ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of property, plant and equipment................               (1,395,404)                  (982,270)
      Business acquisition......................................               (1,059,209)                        --
                                                                              -----------                 ----------
Net cash used in investing activities...........................               (2,454,613)                  (982,270)
                                                                              -----------                 ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Advances on short-term borrowings, net...................                1,781,992                  1,721,719
       Repayment of long-term debt..............................               (1,439,375)                  (969,011)
       Repayment of deferred purchase price obligation..........                       --                   (505,140)
       Repurchase of treasury stock.............................                 (373,709)                        --
     Issuance of common stock...................................                       --                     10,753
       Repayment of capital lease obligations...................                  (58,968)                   (46,083)
                                                                              -----------                 ----------
Net cash provided by (used in) financing activities.............                  (90,060)                   212,238
                                                                              -----------                 ----------

Effect of exchange rate changes on cash and cash equivalents....                  (12,329)                     2,245
                                                                              -----------                 ----------

Decrease in cash and cash equivalents...........................                 (448,220)                  (252,694)
Cash and cash equivalents, beginning of year....................                  721,949                    603,840
                                                                              -----------                 ----------
Cash and cash equivalents, end of year..........................              $   273,729                 $  351,146
                                                                              ===========                 ==========

SUMMARY OF NON-CASH TRANSACTIONS:

  During the nine months ended October 2, 1999, the Company recorded capital lease obligations of $100,257 related to the purchase of data processing equipment and $190,532 related to the purchase of telecommunications equipment.

  During the nine months ended October 3, 1998, 35,000 stock options were exercised for which the Company recorded a deduction in its income taxes payable and an increase in additional paid in capital of $67,024.

           See notes to condensed consolidated financial statements.

                            SPECIALTY CATALOG CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1.   BASIS OF PRESENTATION

  These unaudited condensed consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K of Specialty Catalog Corp. (the "Company") for the fiscal year ended January 2, 1999, and the consolidated financial statements and footnotes included therein. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. The results of operations for the three and nine months ended October 2, 1999 are not necessarily indicative of the results for the entire fiscal year ending January 1, 2000.

  The financial statements for the three and nine months ended October 2, 1999 and October 3, 1998 are unaudited but include, in the Company's opinion, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results for the periods presented.

2.  ACCOUNTING POLICIES

  The accounting policies underlying the financial statements are those set forth in Note 1 of the financial statements included in the Company's Annual Report on Form 10-K for the year ended January 2, 1999.

  In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 required that costs incurred in the development of internal use software be capitalized and amortized over a period of time. The Company adopted SOP 98-1 in the first quarter of 1998. During the three months ended October 2, 1999 and October 3, 1998, the Company capitalized approximately $341,000 and $97,000, respectively, of costs associated with its new comprehensive catalog information system, of which approximately $257,000 and $40,000, respectively, were internal payroll and payroll related costs. During the nine months ended October 2, 1999 and October 3, 1998, the Company capitalized approximately $945,000 and $314,000, respectively, of costs, of which approximately $508,000 and $156,000, respectively, were internal payroll and payroll related costs.

  In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company has not yet determined the effect, if any, of adopting SFAS No. 133 on the consolidated financial statements.

3.    RECONCILIATION OF BASIC AND DILUTED EARNINGS PER SHARE

  The following table (in thousands) shows the amounts used in computing basic and diluted earnings per share for net income (loss) and the effects of potentially dilutive options on the weighted average number of shares outstanding.

                            SPECIALTY CATALOG CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (unaudited)

                                          FOR THE THREE MONTHS ENDED              FOR THE NINE MONTHS ENDED
                                      OCTOBER 2, 1999    OCTOBER 3, 1998     OCTOBER 2, 1999     OCTOBER 3, 1998
                                     -----------------  ------------------  ------------------  ------------------
                                       NET                  NET                NET                NET
                                      LOSS      SHARES      INCOME   SHARES    INCOME   SHARES    INCOME    SHARES
                                      -----     ------      ------  ------     ------   ------    ------    ------
Basic earnings per share                 $(75)   4,400        $320   5,057      $1,287   4,418      $1,079   5,052
Effect of dilutive options                 --      285          --     461          --     283          --     468
                                         ----    -----        ----   -----      ------   -----      ------   -----
Diluted earnings per share               $(75)   4,685        $320   5,518      $1,287   4,701      $1,079   5,520
                                         ====    =====        ====   =====      ======   =====      ======   =====

  Options to purchase 656,351 shares of common stock ranging in prices from $5.33 to $7.15 per share were not included in computing diluted earnings per share for the three and nine months ended October 2, 1999 because their effects were anti-dilutive. Options to purchase 641,935 and 566,935 shares, respectively, of common stock ranging in prices from $5.33 to $7.15 per share and from $6.50 to $7.15 per share, respectively, were not included in computing diluted earnings per share for the three and nine months ended October 3, 1998 because their effects were also anti-dilutive.

4.  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

          In August 1999, the Company announced the resignation of its chief executive officer. In connection with the resignation and search for a new chief executive officer, the Company recorded a pre-tax charge of $500,000, consisting of severance and other severance related benefits and recruiting fees. Also, in September 1999, the Company recorded a pre-tax charge of $276,946 related to costs incurred in connection with certain acquisitions that the Company decided not to pursue. Accrued expenses at October 2, 1999 include expenses accrued in connection with these charges of $447,789.

5.  ACQUISITION OF AMERICAN HEALTHCARE INSTITUTE

  On September 10, 1999, the Company acquired the assets and assumed certain liabilities of American Healthcare Institute ("AHI"), a private Maryland-based continuing-education seminar and conference provider for $1,059,209. This transaction was accounted for as a purchase and, accordingly, the results of operations of AHI for the period from September 10, 1999 through October 2, 1999 are included in the accompanying condensed consolidated financial statements. The $1,150,639 excess of costs of net assets acquired was allocated to customer lists and goodwill which are being amortized over 3 and 20 years, respectively.

6.   BUSINESS SEGMENTS AND FINANCIAL INFORMATION BY GEOGRAPHIC LOCATION

  Specialty Catalog Corp. has three reportable segments: SC Direct, SC Publishing and Daxbourne International Limited. SC Direct primarily sells women's wigs and hairpieces through its Paula Young(R) catalog. SC Direct also offers African-American women a broad selection of quality wigs, hairpieces, apparel and related products through its Especially Yours(R) catalog. In addition, SC Direct sells apparel, hats and other fashion accessories through its Paula's Hatbox(R) catalog. In October 1999, the Company decided to discontinue circulation of the Paula's Hatbox(R) catalog effective December 31, 1999. SC Publishing distributes catalogs under its Western Schools(R) brand and specializes in providing continuing education courses to nurses and CPAs. SC Publishing also provides continuing-education seminars and conferences for nurses and other health-care professionals under its American Healthcare Institute tradename. Daxbourne International Limited is a retailer and wholesaler of women's wigs, hairpieces and related products in the United Kingdom.

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

  A summary of the Company's operations by segment for the three and nine month periods ended October 2, 1999 and October 3, 1998 follows (intersegment eliminations are intercompany receivables and investments in subsidiaries):


                                                                                        INTERSEGMENT
                                                SC DIRECT    SC PUBLISHING  DAXBOURNE   ELIMINATIONS      TOTAL
                                               ------------  -------------  ----------  -------------  ------------
FOR THE THREE MONTHS ENDED OCTOBER 2, 1999
   Net sales.................................  $ 8,066,338      $  835,588  $1,287,395            --   $10,189,321
   Gross margin..............................    5,033,162         601,076     905,289            --     6,539,527
   Selling, general and administrative (1)...    5,214,812         558,111     731,739            --     6,504,662
   Depreciation and amortization (1).........      186,095          11,250      93,655            --       291,000
   Operating profit (loss)...................     (181,650)         42,965     173,550            --        34,865
   Interest expense, net.....................      132,531              --      55,805            --       188,336
   Income tax provision (benefit)............     (128,835)         17,600      32,290            --       (78,945)

   Segment assets............................   20,266,341       5,543,804   4,884,608   $(5,521,740)   25,173,013
   Capital expenditures......................      527,430           1,594      35,683            --       564,707

FOR THE THREE MONTHS ENDED OCTOBER 3, 1998
   Net sales.................................  $ 8,933,620      $  794,414  $1,283,458            --   $11,011,492
   Gross margin..............................    5,602,317         559,601     896,647            --     7,058,565
   Selling, general and administrative (1)...    5,082,753         531,011     679,237            --     6,293,001
   Depreciation and amortization (1).........       81,592           6,804      98,845            --       187,241
   Operating profit..........................      519,564          28,590     217,410            --       765,564
   Interest expense, net.....................      127,668              --      80,517            --       208,185
   Income tax provision......................      160,680          11,721      65,434            --       237,835

   Segment assets............................   18,856,708       3,654,177   5,324,600   $(3,626,676)   24,208,809
   Capital expenditures......................      152,359              --          --            --       152,359

(1) Includes depreciation and amortization which is also included in selling, general and administrative expenses in the condensed consolidated statements of operations under "selling, general and administrative expenses" for the three months ended October 2, 1999 and October 3, 1998.

                            SPECIALTY CATALOG CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (unaudited)


                                                                                       INTERSEGMENT
                                                SC DIRECT   SC PUBLISHING  DAXBOURNE   ELIMINATIONS      TOTAL
                                               -----------  -------------  ----------  -------------  -----------
FOR THE NINE MONTHS ENDED OCTOBER 2, 1999
   Net sales.................................  $28,128,069     $3,670,959  $3,921,358            --   $35,720,386
   Gross margin..............................   17,823,709      2,757,404   2,769,002            --    23,350,115
   Selling, general and administrative (1)...   16,513,958      1,883,173   2,225,263            --    20,622,394
   Depreciation and amortization (1).........      376,386         33,322     285,982            --       695,690
   Operating profit..........................    1,309,751        874,231     543,739            --     2,727,721
   Interest expense, net.....................      374,871             --     178,575            --       553,446
   Income tax provision......................      383,301        358,435     145,498            --       887,234

   Segment assets............................   20,266,341      5,543,804   4,884,608   $(5,521,740)   25,173,013
   Capital expenditures......................    1,334,338          8,661      52,405            --     1,395,404

FOR THE NINE MONTHS ENDED OCTOBER 3, 1998
   Net sales.................................  $30,634,969     $3,075,410  $3,872,871            --   $37,583,250
   Gross margin..............................   19,152,178      2,161,759   2,737,370            --    24,051,307
   Selling, general and administrative (1)...   17,800,712      1,734,058   2,042,915            --    21,577,685
   Depreciation and amortization (1).........      224,598         20,578     294,142            --       539,318
   Operating profit..........................    1,351,466        427,701     694,455            --     2,473,622
   Interest expense, net.....................      388,124             --     245,296            --       633,420
   Income tax provision......................      394,970        175,356     190,474            --       760,800

   Segment assets............................   18,856,708      3,654,177   5,324,600   $(3,626,676)   24,208,809
   Capital expenditures......................      959,021             --      23,249            --       982,270

(1) Includes depreciation and amortization which is also included in selling, general and administrative expenses in the condensed consolidated statements of operations under "selling, general and administrative expenses" for the nine months ended October 2, 1999 and October 3, 1998.

7.   SUBSEQUENT EVENTS

  In October 1999, the Company and its Board of Directors voted to cancel the distribution of SC Direct's Paula's Hatbox(R) catalog at the end of 1999. This catalog is being discontinued in order to allow the Company to dedicate its focus and resources on the growth and development of the Company's core wig businesses, as well as SC Publishing and Daxbourne. The Company anticipates recording a pretax charge in the fourth quarter of 1999 to reflect this decision.

  Additionally, the Company amended its loan agreements to adjust certain covenants and increase its long-term borrowings by $1 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  In addition to the historical information contained herein, this Quarterly Report on Form 10-Q for Specialty Catalog Corp. (the "Company") may contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 ("Exchange Act"), including, but not limited to, the Company's expected future revenues, operations and expenditures, estimates of the potential markets for the Company's products, assessments of competitors and potential competitors and projected timetables for the market introduction of the Company's products. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, but not limited to, the following risks and uncertainties: (i) the Company's indebtedness and future capital requirements, (ii) increasing postal rates, paper prices and media costs, (iii) limited sources of fiber used to make the Company's products, (iv) the limited number of suppliers of the Company's products, (v) the Company's dependence upon foreign suppliers, especially in China, Indonesia and Korea, (vi) the customary risks of doing business abroad, including fluctuations in the value of currencies, (vii) the potential development of a cure for hair loss and cancer treatment improvements, (viii) the effectiveness of the Company's catalogs and advertising programs, (ix) the Company's competition, (x) the impact of acquisitions on the Company's prospects and (xi) contingencies and risks associated with the year 2000 problem. Additional information concerning certain risks and uncertainties that could cause actual results to differ materially from those projected or suggested in the forward-looking statements is contained in the Company's filings with the Securities and Exchange Commission, including those risks and uncertainties discussed under the caption "Risk Factors" in the Company's Form 10-K for the year ended January 2, 1999. The forward-looking statements contained herein represent the Company's judgment as of the date of this Quarterly Report on Form 10-Q, and the Company cautions readers not to place undue reliance on such statements.

THREE MONTHS ENDED OCTOBER 2, 1999 COMPARED TO THE THREE MONTHS ENDED OCTOBER 3, 1998

  The Company's net sales decreased to $10.2 million for the three months ended October 2, 1999 from $11.0 million for the three months ended October 3, 1998, a decrease of approximately $822,000, or 7.5%. SC Direct's net sales were approximately $867,000 lower than the prior year's third quarter net sales, primarily due to (i) a decrease of approximately $439,000 in net sales from its Paula Young(R) catalog, resulting from fewer new customers due to a planned reduction in advertising expenditures in the first half of 1999, (ii) a decrease of approximately $212,000 in net sales from the Christine Jordan(R) catalog as a result of the Company's decision to no longer circulate the Christine Jordan(R) catalog, but continue to sell Christine Jordan(R) branded products through its Paula Young(R) catalog, and (iii) a decrease of approximately $255,000 in net
sales from its Paula's Hatbox(R) catalog.    These net sales decreases were
offset by increases of approximately $39,000 and $42,000 in net sales from SC Direct's Especially Yours(R) catalog and SC Publishing, respectively, primarily due to improved customer response rates.

  Gross margin as a percentage of net sales increased to 64.2% for the three months ended October 2, 1999 from 64.1% for the three months ended October 3, 1998. Gross margin decreased to $6.5 million for the three months ended October 2, 1999 from $7.1 million for the three months ended October 3, 1998, a decrease of approximately $519,000, or 7.3%, as a result of the reduction in net sales discussed above.

  Selling, general and administrative expenses ("SG&A") increased to $6.5 million for the three months ended October 2, 1999 from $6.3 million for the three months ended October 3, 1998, an increase of approximately $212,000, or 3.4%. Included in SG&A for the three months ended October 2, 1999, is a pre-tax charge of $500,000 consisting of severance, severance related benefits and recruiting fees, recorded as a result of costs incurred in connection with the resignation of the Company's chief executive officer and search for a replacement. Also, in September 1999, the Company recorded a pre-tax charge of $276,946 related to costs incurred in connection with certain acquisitions that the Company decided not to pursue.

  Included in SG&A for the three months ended October 3, 1998, is a pre-tax charge of $469,558, consisting of severance and other severance related benefits, recorded in connection with a reorganization of certain management positions in the Company.

  Interest expense, net decreased to approximately $188,000 for the three months ended October 2, 1999 from approximately $208,000 for the three months ended October 3, 1998, a decrease of approximately $20,000, or 9.6%. The decrease in interest expense, net reflects lower average principal amounts outstanding on the Company's bank facility due to debt repayments.


NINE MONTHS ENDED OCTOBER 2, 1999 COMPARED TO THE NINE MONTHS ENDED OCTOBER 3, 1998

  Net sales decreased to $35.7 million for the nine months ended October 2, 1999 from $37.6 million for the nine months ended October 3, 1998, a decrease of $1.9 million, or 5.1%. SC Direct's net sales were $2.5 million lower than the prior year's nine month's net sales, primarily due to (i) a decrease of $2.7 million in net sales from its Paula Young(R) catalog, resulting from fewer new customers due to a planned reduction in advertising expenditures in the first half of 1999, (ii) a decrease of approximately $689,000 in net sales from the Christine Jordan(R) catalog as a result of the Company's decision to no longer circulate the Christine Jordan(R) catalog, but continue to sell Christine Jordan(R) branded products through its Paula Young(R) catalog, and (iii) a decrease of approximately $204,000 in net sales from its Paula's Hatbox(R) catalog. These net sales decreases were offset by increases of $1.2 million and approximately $596,000 in net sales from SC Direct's Especially Yours(R) catalog and SC Publishing, respectively, primarily due to improved customer response rates.

  Gross margin as a percentage of net sales increased to 65.4% for the nine months ended October 2, 1999 from 64.0% for the nine months ended October 3, 1998. This increase in the gross margin rate reflects the Company's efforts to transition its core Paula Young(R) catalog from an emphasis on reduced prices and discounting to a focus on product line expansion and innovation, including the introduction of wigs containing human hair and human hair blends. Gross margin decreased to $23.3 million for the nine months ended October 2, 1999 from $24.0 million for the nine months ended October 3, 1998, a decrease of approximately $701,000, or 2.9%, as a result of the reduction in net sales discussed above, offset by the improvement in the gross margin rate discussed above.

  SG&A expenses decreased to $20.6 million for the nine months ended October 2, 1999 from $21.6 million for the nine months ended October 3, 1998, a decrease of approximately $955,000 million, or 4.4%. The decrease in SG&A related to lower advertising expenses of $1.2 million due to the Company's strategic decision to eliminate certain marginal advertising programs which did not generate new customers and sales at sufficient levels.

  Interest expense, net decreased to approximately $553,000 for the nine months ended October 2, 1999 from approximately $633,000 for the nine months ended October 3, 1998, a decrease of approximately $80,000, or 12.6%. The decrease in interest expense, net reflects lower average principal amounts outstanding on the Company's bank facility due to debt repayments.


LIQUIDITY AND CAPITAL RESOURCES

  Net cash flows used by the Company for the nine months ended October 2, 1999 were approximately $448,000, of which $2.5 million was used in investing activities and approximately $90,000 was used in financing activities, offset by $2.1 million provided by operating activities. The major factors that caused the difference between net income and net cash flows provided by operations were: decreases in non-cash working capital items of approximately $821,000, offset by increases in depreciation and amortization of approximately

$709,000 and deferred income taxes of approximately $933,000. The $2.5 million in net cash used in investing activities was mainly due to the Company's installation of its new catalog information system, which amounted to approximately $945,000, the acquisition of American Healthcare Institute which amounted to $1.1 million and equipment purchases of approximately $456,000. The $90,000 in net cash used in financing activities was due to (i) the repayment of $1.4 million of long-term debt and (ii) the Company's repurchase of approximately $374,000 of common stock, offset by $1.8 million in advances from short-term borrowings.

  The Company has substantially completed the initial implementation of its new catalog information system for its main operating subsidiary, SC Direct, in August 1999. The Company's internal staff is currently creating and/or modifying specific programs in the system to address the special processing needs of SC Publishing. The entire cost of the new system incurred to date, including new hardware, software and internal payroll and payroll related costs is $2.1 million, of which approximately $341,000 was incurred during the three months ended October 2, 1999. The Company capitalized these costs and began depreciating them in August 1999 over 5 years.

  The Company's cash flow from operations and available credit facilities are considered adequate to fund planned business operations and both the short-term and long-term capital needs of the Company. However, certain events, such as additional significant acquisitions, could require new external financing. In November 1999, the Company amended its loan agreements to adjust certain covenants and increase its long-term borrowings by $1 million.


YEAR 2000 ("Y2K") READINESS

  The Company has formulated a Y2K Plan to address the Company's Y2K issues. Based on its current assessments of the Y2K Plan, the Company does not expect at present that it will experience a disruption of its operations.

  The Company has substantially completed the initial implementation of its new catalog information system for its main operating subsidiary, SC Direct, in August 1999. The Company's internal staff is currently creating and/or modifying specific programs in the system to address the special processing needs of SC Publishing. The entire cost of the new system incurred to date, including new hardware, software and internal payroll and payroll related costs is $2.1 million, of which approximately $341,000 was incurred during the three months ended October 2, 1999. Also, in January 1998, the Company successfully converted its financial and accounting systems to a new software package that has been represented by the vendor to be Y2K ready.

  The Company has assessed the state of readiness of its major suppliers and customers. Alternate suppliers or service providers will be identified for those suppliers or service providers that experience Y2K problems. The Company continues to evaluate those business processes that are not related to information systems, and will develop plans where such evaluations identify a Y2K problem. The main risks associated with the Y2K problem are the uncertainties as to whether the Company's suppliers and vendors can continue to perform their services for the Company uninterrupted by the Y2K event, and whether the Company can continue to access its database of customer and other information. The Company's suppliers, if they are unable to remediate their Y2K problems, may be unable to produce or deliver goods ordered by the Company. The Company depends significantly upon telephone orders; should the Company's telephone service be adversely affected, the Company will be unable to receive a high percentage of its retail orders. The Company also depends in large measure on delivery services such as the United States Post Office, Federal Express and UPS to deliver goods to retail customers; accordingly, should one or more of these delivery services prove unable to make deliveries as a result of Y2K problems, the Company's cash flow and business would be severely and adversely affected. Although the state of readiness of the Company's suppliers, delivery services and non-retail customers are being monitored and evaluated, no assurances can be given as to the eventual state of readiness of the Company's suppliers and/or customers. Nor can any assurances be given as to eventual effectiveness of the Company's response to any Y2K issues.

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


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

  In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 required that costs incurred in the development of internal use software be capitalized and amortized over a period of time. The Company adopted SOP 98-1 in the first quarter of 1998. During the three months ended October 2, 1999 and October 3, 1998, the Company capitalized approximately $341,000 and $97,000, respectively, of costs associated with its new comprehensive catalog information system, of which approximately $257,000 and $40,000, respectively, were internal payroll and payroll related costs. During the nine months ended October 2, 1999 and October 3, 1998, the Company capitalized approximately $945,000 and $314,000, respectively, of costs, of which approximately $508,000 and $156,000, respectively, were internal payroll and payroll related costs.

  In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company has not yet determined the effect, if any, of adopting SFAS No. 133 on the consolidated financial statements.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The Company's primary exposures to market risks include fluctuations in interest rates on its short-term and long-term debt of $11.1 million as of October 2, 1999 and in foreign currency exchange rates. The Company does not use derivative financial instruments. The Company is subject to interest rate risk on its borrowings under its credit facilities. Historically, the Company has not experienced material gains or losses due to interest rate changes. Management does not believe that the risk inherent in the variable-rate nature of these instruments will have a material effect on the Company's consolidated financial statements. However, no assurance can be given that such a risk will not have a material adverse effect on the Company's financial statements in the future.

  The Company's US term loan and US revolving line of credit bear interest rates based on either a base rate or a LIBOR contract rate. As of October 2, 1999, the US term loan was under a LIBOR contract rate of 7.26% for $3.0 million. As of October 2, 1999, $4.0 million of the US revolving line of credit was under LIBOR contract rates ranging from 7.16% to 7.26% and the remainder of the US revolving line of credit was at the base rate of 8.50%. The Company's UK term loan and UK revolving line of credit bear interest rates based on either a Sterling base rate or a LIBOR contract rate. As of October 2, 1999, a majority of both the UK term loan and UK revolving line of credit were under a LIBOR contract rate of 9.48%.

  As of October 2, 1999, the outstanding borrowings on the Company's credit facilities were $11.1 million. Based on this balance, an immediate change of one percent in the interest rate would cause a change in interest expense of approximately $111,000 on an annual basis. The Company's objective in maintaining these variable rate borrowings is the flexibility obtained regarding early repayment without penalties and lower overall cost as compared with fixed-rate borrowings and longer-term variable rate borrowings.

  The foreign currencies to which the Company has the most significant exchange rate exposure are the British Pound, Chinese Yuan, Indonesian Rupiah and the Korean Won. The Company currently expects that most of its wigs and hairpieces will continue to be manufactured in China, Indonesia and Korea in the future. Accordingly, the Company's operations are subject to fluctuations in the value of these countries' currencies. Although to date these exposures have not had a significant negative effect on the Company's business operations, no assurance can be given that these exposures will not have a material adverse effect on the Company's business operations in the future. Also, the implementation of the Euro currency in 1999 has not affected the Company's operations, or its risk profile.

  Based on a hypothetical ten percent adverse movement in interest rates and foreign currency exchange rates, the potential losses in future earnings, fair value of risk-sensitive financial instruments, and cash flows are not material, although the actual effects may differ materially from the hypothetical analysis.


PART II.  OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

         10.1 Sixth Amendment to Credit and Guaranty Agreement and Fifth Amendment to Credit Agreement Dated as of November 10, 1999 between Specialty Catalog Corp., SC Corporation, d/b/a SC Direct, SC Publishing, Inc., Daxbourne International Limited and BankBoston, N.A, filed herewith.

         10.2 Fifth Amendment to Credit and Guaranty Agreement and Fourth Amendment to Credit Agreement Dated as of August 10, 1999 between Specialty Catalog Corp., SC Corporation, d/b/a SC Direct, SC Publishing, Inc., Daxbourne International Limited and BankBoston, N.A., filed herewith.

         27.1 Financial Data Schedule (for EDGAR filing purposes only), filed herewith.

(b)   Reports on Form 8-K
      No reports on Form 8-K have been filed during the three and nine months ended October 2, 1999.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                  SPECIALTY CATALOG CORP.


Dated: November 15, 1999              By: /s/ Steven L. Bock
                                          --------------------------------
                                          STEVEN L. BOCK
                                          CHAIRMAN, PRESIDENT AND
                                          CHIEF EXECUTIVE OFFICER


Dated: November 15, 1999              By: /s/ Thomas K. McCain
                                          --------------------------------
                                          THOMAS K. MCCAIN
                                          SENIOR VICE PRESIDENT AND
                                          CHIEF FINANCIAL OFFICER