Form 10-K405
period 2000-01-01
SPECIALTY CATALOG CORP
filed 2000-03-31
CIK 1020897

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                    FORM 10-K
       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended January 1, 2000

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from     to


                        Commission file number 0-21499
                              ------------------

                            SPECIALTY CATALOG CORP.
            (Exact Name of Registrant as Specified in Its Charter)

                 DELAWARE                              04-3253301
    (State or other jurisdiction of      (IRS Employer Identification No.)
     incorporation or organization)

                21 BRISTOL DRIVE
          SOUTH EASTON, MASSACHUSETTS                     02375
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

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No


         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, if definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [x] No


         Aggregate market value of voting stock held by non-affiliates of the Registrant as of March 28, 2000 (based on the closing sale price of the Common Stock on the NASDAQ National Market on such date) was $5,246,173.

         Number of shares of the Registrant's Common Stock outstanding as of March 28, 2000: 4,351,386

                      Documents Incorporated by Reference

         Proxy statement to be distributed by management in connection with the Registrant's Year 2000 Annual Meeting of Shareholders, to be filed not later than May 1, 2000, incorporated by reference into Part III of this Report.

================================================================================

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

       Unless otherwise indicated,"1999" means the 52 weeks ended January 1, 2000, "1998" means the 52 weeks ended January 2, 1999 and "1997" means the 53 weeks ended January 3, 1998.


                                    PART I

ITEM 1.   BUSINESS

General

       Specialty Catalog Corp. (the "Company") is the leading direct marketer of women's wigs and hairpieces in the US. The Company offers its products through multiple distribution channels consisting of regular mailings of catalogs to its proprietary customer list, Internet marketing and selling, and catalogs circulated as part of advertising and mailing-list rental programs. The Company has operations in the United States and the United Kingdom, and certain other operations. The Company provides its customers with a broad selection of stylish and comfortable products at affordable prices.

       The growth strategy of the Company's wig and hairpiece business has five key elements:

          . Increasing sales from its core catalog circulation by expanding its proprietary customer list through advertising and list rental programs,

          . Increasing sales to its existing customers through refinements in database management, merchandise offerings, customer service, and creative presentations,

          .    Increasing sales through Internet retailing and advertising,

          . Increasing sales through expanded business to business opportunities, and

          .    Pursuing international expansion opportunities.

Recent Developments

   Sale of Common Stock to Golub Associates, Inc.

       On December 3, 1999, the Company and Golub Associates, Inc. ("GAI") jointly announced the execution of a non-binding letter of intent pursuant to which GAI would lead a transaction to acquire all of the outstanding common stock of Specialty Catalog Corp. for a cash purchase price of $5.00 per share. This transaction was subject to various contingencies. On January 19, 2000, a merger agreement was entered into which provided for a cash merger in which the holders of common stock of the Company immediately prior to the effective date of the merger would have received $5.00 per share of the Company's common stock. The merger agreement was subject to the satisfaction of a number of closing conditions. On March 9, 2000, the Company announced that the Company and GAI and its affiliates had mutually terminated the merger agreement because, even though financing had been arranged, certain other closing conditions could not be satisfied in a timely manner. In 1999, the Company recorded costs of $65,467 from this transaction.

   Resignation of Chief Executive Officer

       On August 2, 1999, the Company announced that Steven L. Bock, chairman, president and CEO of the Company, had decided to resign from those positions effective at the end of the term of his employment agreement on December 31, 1999. At the time of the resignation, the Company initiated a search for another CEO. Coincident with the execution of the GAI merger agreement, the Company and Mr. Bock entered into an amendment to his employment agreement wherein Mr. Bock agreed to remain with the Company until the earlier of June 30, 2000, or the closing of the GAI merger agreement. Under the terms of the employment agreement, as amended, Mr. Bock was paid a severance payment of $325,000 on January 3, 2000. Under the terms of the agreement and the amendment to the employment agreement, Mr. Bock is entitled to receive his normal compensation until June 30, 2000, and a bonus of $175,000, $75,000 of which was paid on January 3, 2000, $50,000 of which was paid on or about March 14, 2000, and $50,000 of which is to be paid on or about April 5, 2000. These bonus payments will be charged to operating expenses in 2000.

       Due to the termination of the GAI merger agreement and the resignation of Mr. Bock, the Company has again initiated a search for a CEO.

   Closure of Paula's Hatbox Catalog

       From 1996 to 1999, the Company circulated the Paula's Hatbox(R) catalog that featured ladies hats and then expanded to include selected women's apparel and accessories. In a move motivated by the desire to exit the competitive ladies ready-to-wear market segment, and to dedicate its focus and resources on the growth and development of the Company's core wig businesses, the Company decided to stop circulating this unprofitable catalog in the fourth quarter of 1999. The Company recorded a pretax charge of $730,000 in the fourth quarter of 1999 to reflect this decision. In addition, Paula's Hatbox(R) had pretax operating losses of $1,552,444 in 1999 and $1,171,385 in 1998.

   American Healthcare Institute(R)

       During 1999, the Company acquired the assets and assumed certain liabilities of American Healthcare Institute ("AHI"), a private Maryland-based continuing-education seminar and conference provider. Sponsoring over 1,000 seminars and conferences each year, AHI has established itself as a leader in its industry. AHI develops its products by identifying topics pertinent to significant audiences of nurses and mental health professionals. AHI then contracts with qualified instructors to develop course materials and handouts for its seminars and regional conferences. All courses and handout materials are subject to peer review by industry experts prior to the seminar and conference offerings.


Women's Wigs and Hairpieces

       The Paula Young(R) catalog, with a circulation of over 11-million catalogs to its customer file, has the largest circulation and sales of any wig and hairpiece catalog in the US and Canada. As the Company's flagship catalog, the Paula Young(R) catalog features a broad assortment of ladies wigs and hairpieces under the Company's proprietary brand names - the Paula Young(R) and Christine Jordan(R) lines of fashion wigs and hairpieces - and other popular wig brands, including Raquel Welch(TM) and Eva Gabor(R). In addition, the Paula Young(R) catalog offers a selection of wig and hairpiece accessories including turbans, shampoo, combs and styling heads.

       The Especially Yours(R) catalog features the Especially Yours(R) brand of women's wigs and hairpieces specifically designed for African-American women. The Especially Yours(R) line features women's wigs and hairpieces including natural hairline crimping and fiber texture that reflects the natural hair of African-American women. Especially Yours(R) catalogs also offer a selection of women's apparel, hats and accessories to the African-American women's market. The catalog also carries the Star Jones(TM) line of wigs and hairpieces. This line of fashion wigs and hairpieces has been developed under an exclusive license agreement with Star Jones, co-host of the popular ABC TV show, "The View". In addition, the Especially Yours(R) catalog features the Diahann Carroll(TM) line of wigs, under an exclusive license with the Tony-award winning actress and singer.

       The Company views each catalog as an opportunity to communicate with current and potential customers. In this regard, the Paula Young(R) and the Especially Yours(R) catalogs present the Company's products in a manner that focuses on the beauty, versatility and comfort of the products. Furthermore, the catalogs often feature customer testimonials, wearing instructions and other presentations designed to make the catalog the authoritative source on women's wigs and hairpieces.

Internet Marketing (wig.com, paulayoung.com and especiallyyours.com)

       During 1999, many major enhancements were introduced to the Company's web sites, such as the ability to search for wigs and hairpieces by style, length and color, hot links to other hair related sites, e-mail customer service and electronic order taking.


International Activities

       Through its wholly-owned subsidiary, Daxbourne International Limited, the Company is a leading retailer and wholesaler of women's wigs, hairpieces and related products in the United Kingdom. Daxbourne has established a significant franchise in the UK through catalog, retail and wholesale distribution channels. Daxbourne's retail operations consist of two stand-alone retail outlets and twelve retail concessions within department stores.

Western Schools(R)

       Under the Company's Western Schools(R) brand, continuing education ("CE") courses are offered to nurses (approximately 90 per cent of its total revenues in 1999) and CPAs (approximately 10 per cent of its total revenues in 1999). Western Schools(R) has developed its franchise by offering high-quality, value-priced CE courses. Western Schools(R) develops its products by first identifying topics pertinent to its target audiences. For the nursing market, Western Schools(R) then contracts with qualified authors to develop course textbooks and examination materials. Since accounting rules and regulations are dynamic, Western Schools(R) offers non-proprietary textbooks and contracts with authors or industry experts to create introductory materials and examinations that enhance and test the learning of the materials presented in these textbooks. All courses and exams are subject to peer review by industry experts before publishing.

Industry and Markets

   Wigs

       Annual retail sales of women's wig and hairpieces in the US are estimated to be between $300-million and $400-million. The consumer wig market is generally comprised of fashion wig wearers and need-based wig wearers. Fashion-based consumers purchase wigs and hairpieces as a beauty accessory. Need-based wig wearers purchase wigs as a necessity, due to a physical condition such as thinning hair or hair loss, or due to medical procedures and conditions (e.g., alopecia and cancer treatments). Many everyday wig wearers replace their wigs every three to four months, and would perhaps have a wig "wardrobe," consisting of several wigs, either of the same style and color or of different styles and colors.

       In the 1960s, wigs and hairpieces were broadly viewed as a fashion accessory. However, as styles and tastes changed, the fashion-driven demand for wigs decreased. Due to this trend, during the 1970s and 1980s, the number of specialty wig boutiques declined and department stores reduced their selling space allocated to inventories of wigs. The Company's catalog business was started to serve the need-based wig customers who were not being adequately serviced by other retail alternatives. Because only approximately 5-million women, or 25 per cent of the estimated 20 million American women with thinning hair, currently wear wigs, there appears to be substantial opportunities for growth of the Company's business.

       The Caucasian retail wig market -- estimated to be approximately $200-million of annual retail sales comprising approximately 2.7-million units-- is serviced by direct mail catalogers, beauty salons, wig shops, boutiques and department stores. It is estimated that catalog sales represent 43 per cent of the wig and hairpiece units sold and 23 per cent of the sales dollars annually in the Caucasian market, demonstrating that price points at retail stores are generally higher than mail order price points. Catalogs offer the benefits of privacy, convenience, lower prices and broader product selection. Retail stores generally provide customers with more personalized service.

       Unlike the Caucasian market, the African-American wig market - estimated to be approximately $140-million of annual retail sales comprising approximately 3.1-million units -- has yet to undergo any significant transition to direct marketing from retail outlets. Although African-American women comprise approximately 13 per cent of the US female population, it is estimated that they purchase more than 50 per cent of the wig and hairpiece units sold each year in the US. Only about 5 per cent of African-American wigs and hairpieces are sold through catalogs, with the balance sold primarily in beauty salons and wig shops. The Company believes that its Especially Yours(R) catalog, which targets African-American women, already has the highest sales volume of any catalog offering wigs designed for African-American women.

       The Company estimates that the international wig and hairpiece market is at least as large as the US market. By identifying opportunities through acquisitions and licensing programs, the Company has the ability to facilitate international expansion. The Company currently has license agreements to sell its products in Germany and the UK.

   Continuing Education

       Nursing, accounting and other industries require their professionals to meet CE requirements on a periodic basis. Required CE frequency and the number of required hours vary from profession to profession and from state to state depending on state laws and association regulations. Approximately 45 per cent of the states in the US currently require nurses to have some form of CE. The CE industry has many small providers, including local universities, but few large providers. In addition, some hospitals and accounting firms educate their own employees through in-house programs and by subsidizing outside programs. Because CE is a required product, people may not be enthusiastic buyers. Accordingly, Western Schools(R) and AHI compete aggressively in their markets on price, course content, course selection, and customer service.

Products

   Wigs and Hairpieces

       The Company sells a broad assortment of women's wigs and hairpieces in the United States, Canada, the UK, and through its international licensing agreements. The collections include 120 different wig styles and 40 different hairpieces in more than 30 colors. The current Paula Young(R) and Especially Yours(R) wig collections provide full head coverage. Hairpieces include wiglets and add-ons. Wiglets are small wigs generally worn on the top of the head to add style or cover thinning hair on the top or crown area. Add-ons are generally used to add styling to the back of the head.

       In early 1999, the Company introduced human hair wigs to the Paula Young(R) and Especially Yours(R) product lines. Human hair wigs and hairpieces can be cut and styled, so that a customer can personalize the piece to her individual taste. The Company's success with human hair wigs has been limited by the higher rate of product returns associated with this new product introduction.

   Sourcing

       The Company purchases approximately 90 per cent of its wigs and hairpieces directly from seven foreign manufacturers and the balance from two domestic importers. The five largest foreign manufacturers each represent between 10 per cent and 22 per cent of wig and hairpiece purchases. As an industry leader, the Company stays in close contact with these manufacturers, as well as other prominent wig manufacturers. Through these relationships, the Company is able to obtain better control over purchasing, styles, quality and cost.

       Most of the synthetic wigs and hairpieces sold by the Company are made from a special synthetic fiber. Two Japanese firms, Kaneka Corporation and Toyo Chemical Corporation dominate the production of this fiber. A disruption in the current supply of this fiber may have a material adverse effect on the Company. The synthetic fiber is not a proprietary material and other manufacturers have previously produced it. Nonetheless, the time required to obtain an alternative source of supply and the attendant delay in new production, as well as possible increases in the price of the fiber, would have a significant impact on wig and hairpiece sales and profit margins.

       The Company anticipates that most of its wigs and hairpieces, including its human hair wigs, will continue to be manufactured in the Far East. Accordingly, the Company's operations are subject to the risks of doing business abroad, including fluctuations in the value of currencies, export duties, work stoppages, political instability and governmental intervention. Therefore, the availability of and the cost of wigs and hairpieces may be affected. Although to date such risks have not had a significant effect on the Company's business operations, no assurance can be given that such risks will not have a material adverse effect on the Company's business operations in the future.

   Apparel and Hats

       Especially Yours(R) catalogs offer a selection of apparel and hats targeted to African-American women. Hats are generally purchased from domestic vendors, and apparel is purchased from vendors, who generally contract to produce the merchandise overseas or domestically.

Marketing

       The Company markets its wigs and hairpieces and continuing education courses through catalogs and over the Internet.

       Paula Young(R) and Especially Yours(R) are differentiated from traditional storefront retailers and other direct marketers due to the broad and deep selection of the core wig products each offers. These brands also enjoy a significant price advantage against competing brands due to large order volume and direct purchasing from manufacturers.

       The Company's two-step marketing program is the major method of new customer generation for Paula Young(R) and Especially Yours(R). The Company's two-step marketing program entails first obtaining prospective customers by soliciting customer interest through targeted advertising, and following with a series of catalogs designed to elicit an initial sale.

       For the first step, the Company uses a variety of targeted advertising media, namely, magazines, newspapers, tabloids, co-op mailers, the Internet and package insert programs. Advertising placements are selected based on demographics, cost and historical experience. Historical experience is measured by cost per inquiry, cost per customer and compared against the lifetime value of a customer. Based on this information, the Company evaluates the effectiveness of media placements, and adjusts plans and programs accordingly.

       The second step, which commences when a prospective customer responds favorably to an advertisement, involves sending prospective customers a series of catalogs. Since the first step pre-qualifies prospective customers, Paula Young(R) is able to convert approximately 14 per cent of advertising respondents into customers. Especially Yours(R) is able to convert approximately 11 per cent of its Especially Yours(R) inquirers into customers. When a sale is made, the customer is put on an active customer list and additional catalogs designed to create a repeat buyer are mailed.

       Another method of customer generation involves the one-step process of periodically circulating to inactive inquirers and former customers targeted mailings designed to convert or reactivate this group into customers.

       During 1999, the Company redesigned its Internet web-sites www.paulayoung.com and www.especiallyyours.com to provide information on the
------------------     -----------------------
latest selection of wigs and hairpieces, and also added secure, online ordering capabilities. These sites provide information on products and styling, answers to frequently asked questions, and also provide links to additional sites of interest to wig customers. Analysis shows that more than 50 per cent of the customers buying through the Internet had no previous relationship with the Company.

       In March 1999, the Company purchased the domain name www.wig.com and has
                                                            -----------
reserved other generic domain Internet sites in order to increase the amount of online traffic to its web-sites. Also, the Company is taking advantage of, and will continue to look for other Internet-related opportunities, such as the use of search engines, banner ads, key words, and affiliate programs to promote the Company's businesses.

       Beginning in January 2000, the Company expanded its Internet presence by entering into several relationships for key words and impression-based banner advertising, the expense of which was significantly offset by reductions in print advertising placements. This advertising has resulted in a substantial increase in visits to and purchases from the Company's web-sites.

       Western Schools(R) markets its CE courses using a one-step marketing program targeted at nurses and certified public accountants whose licenses need to be renewed. Western Schools(R) also provides its latest selection of CE courses and exam materials online through its web-site www.westernschools.com.
                                                       ----------------------

New Opportunities

   New Products

       The Company seeks to leverage its customer relationships by adding new product lines to its catalogs. Human hair wigs were introduced in the Company's wig catalogs in January 1999. The Star Jones(TM) line of wigs and hairpieces was introduced in the first mailing of the Especially Yours(R) catalog in January 1999. The Raquel Welch(TM) line of wigs was introduced in the Paula Young(R) catalog in March 1999. In early 2000, hair integration pieces ("HIPS") were introduced. These wigs have open wefts that let the consumer blend her own hair with the HIP.

   Business to Business

       Through its Salon Silhouettes(SM) catalog the Company has been testing business to business opportunities in the US. The Salon Silhouettes(SM) catalog is distributed to wig shops and beauty salons in order to open up the opportunity for the Company to market to women who prefer shopping in retail outlets. In 2000, increased circulation of this profitable catalog has been planned to selected segments of the more than 250,000 salons in the US. Especially Yours(R) is also piloting a business-to-business catalog in 2000.

   Licensing Agreements

       Because of the leadership position of Paula Young(R), and building off the leverage of its unique position in the marketplace, including its unique products and its sourcing capabilities, Paula Young(R) has been able to expand into other countries through licensing agreements. Generally the Company's standard license agreement grants each licensee an exclusive right to use the Company's trademarks to sell wigs and hairpieces within the licensee's territory. The Company supplies the licensee the inventory for which the Company is paid its cost for the inventory plus an administrative fee for shipping and handling costs. The Company also provides marketing advice and catalog development assistance. In general, the licensees are required to pay royalties on their net sales and expend a specified minimum amount of advertising each year. The Company currently has active license agreements in the UK and Germany.

   E-Commerce

       The Company will continue to look for other Internet-related opportunities, such as the use of search engines, banner ads, key words, and affiliate programs to promote the Company's businesses. In January 2000, the Company expanded its Internet presence by entering into several relationships for key words and impression-based banner advertising, the expense of which was significantly offset by reductions in print advertising placements. This advertising has resulted in a substantial increase in visits to and purchases from the Company's web-sites.

   Acquisitions

       Through acquisitions, the Company may attempt to build market share through further consolidation of the wig and hairpiece market and the CE market. The Company may consider acquisition candidates, such as those offering products targeted to senior women or those offering complementary products.

Databases

       The Company has developed proprietary databases of its wig and hairpiece customers, African-American women, nurses, other mental health professionals and certified public accountants. After confirming that security measures are in place to protect proprietary data, these lists are rented to non-competing businesses. Limited exchanges of lists of inactive customers with wig competitors are also done from time to time. Due to the uniqueness and niche nature of its products, the Company's customers are generally from very specific demographic categories. These databases are very specific and would be very difficult to replicate and, as such, protect the business's competitive advantages.

Operations

   Order Entry and Customer Service

       The Company's telemarketing operation strives to simplify and encourage catalog and Internet shopping by providing prompt, courteous and knowledgeable customer service. Customers can call toll-free telephone numbers 24 hours a day, seven days a week to place orders or to request a catalog. Approximately 65 per cent of orders are placed by telephone or over the Internet. A third-party provider handles over-flow call volume during peak periods, late night and weekend coverage, and coverage in the event of operational disruptions.

       At the time of order entry complete information about the customer and the order are entered into an integrated information system. This system provides customer history, product availability and specifications, expected ship date and other order specifics. The Company attempts to train telemarketing representatives to use a scripted catalog sales system, in order to be knowledgeable in key product specifications and features, and to be trained to cross-sell accessories and related products. The Company also attempts to train telemarketing representatives to handle a range of products and customer service calls, allowing the Company to shift representatives among catalog lines as call volume requires.

       During 1999, the Company installed a new integrated catalog management system. The implementation of this system interfered with the Company's manual operations during August, September and October 1999. The system is currently servicing the businesses' primary functions; however, many of the additional benefits envisioned when the system was planned have not yet been realized.

   Fulfillment

       The Company's Massachusetts distribution center fulfills all US and Canadian orders. Orders received for available product are usually shipped by the next business day, primarily via third class or priority mail. Merchandise not in stock on the date of order is generally shipped within two days of receipt.

       The Company uses an integrated computer picking, packing and shipping system, which monitors the in-stock status of each item ordered, processes the order and generates all related packing and shipping materials, taking into account the location of items within the distribution center. During fiscal 1999, on average, the Company shipped approximately 4,000 packages per business day.

   Returns

       The Company's return policy allows customers to return products for exchange or refund. The Company believes that its return levels are normal for mail order products. Return experience is closely monitored at the individual product level to identify trends in product offerings, product defects and quality issues in an attempt to assess future purchases, enhance customer satisfaction and reduce overall returns. The introduction of new colors and styles, particularly human hair wigs at higher price points than synthetic wigs, has caused an increase in the rate of returns experienced by the Company. This trend has continued into 2000, with return rates running above historic return rates.

   Catalog Production

       The Company's graphic arts staff designs all of the catalogs circulated by the Company's businesses. In-house design of catalogs results in greater control, continuity, flexibility and creativity, as well as significant cost savings.

Competition

       The mail order catalog business is highly competitive. The Company's businesses compete on the basis of uniqueness of product offering, breadth of product offering, quality of product offering, relative value of product offering, customer service, advertising effectiveness, and catalog design. The Paula Young(R) and Especially Yours(R) catalogs and web-sites compete with other mail order catalogs, retail stores, including hair salons and wig shops, department, specialty and discount stores and Internet web-sites. The Company enjoys advantages of economies of scale, the size of its customer list, and its extensive advertising programs.

       The Company's CE businesses compete with other mail order catalogs, in-house CE programs, professional associations, and other seminar providers. The CE industry has many small providers, including local universities, but few large providers. Potential competition may emerge from new distribution channels such as the Internet and interactive television. Accordingly, the businesses compete aggressively on price, course content and selection, and customer service.

Employees

       As of January 1, 2000, the Company employed a total of 290 employees, consisting of 81 salaried full-time employees, 146 full-time hourly employees, and 63 part-time employees in the United States. Daxbourne International Limited employed 51 employees, consisting of 27 salaried full-time employees and 24 part-time hourly employees in the United Kingdom. The Company's employees are not covered by any collective bargaining agreement. The Company believes that its relations with its employees are good.

Trademarks, Trade Names and Patents

       The Company has 14 registered trademarks in the United States, two registered trademarks in the United Kingdom, one trademark application and one patent pending with the US Patent and Trademark Office. The Company has four registered trademarks under California State law. The Company also has three registered URLs. In the ordinary course of business, the Company often utilizes new trade names. When appropriate, the Company seeks to register these names.

Government Regulations

       In 1994, the United States Supreme Court reaffirmed an earlier decision that allowed direct marketers to make sales into states where they do not have a physical presence without collecting sales taxes, but noted that Congress has the power to change this law. The imposition of an obligation to collect sales taxes may have a negative effect on the Company's response rates and would require the Company to incur administrative costs in collecting and remitting sales taxes. Massachusetts and Maryland are the only two jurisdictions where the Company is currently required to collect sales taxes.

ITEM 2.  PROPERTIES

       The Company occupies, under lease contracts, approximately 43,000 square foot office building in South Easton, Massachusetts, approximately 50,000 square foot warehouse facility in Brockton, Massachusetts and approximately 5,000 square feet of office space in Wheaton, Maryland.

       The Company owns a building of approximately 6,000 square feet in London, England, which is used by Daxbourne for office and warehouse operations.


ITEM 3.  LEGAL PROCEEDINGS

       None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matter was submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year covered by this report.


                                    PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS

       The common stock of the Company trades on the Nasdaq National Market under the symbol "CTLG". The following table sets forth the high and low quotations from Nasdaq.

                                                         High          Low
                                                         ----          ---
               1999
                     First Quarter..................     $4.375       $3.000
                     Second Quarter.................     $4.000       $3.188
                     Third Quarter..................     $4.500       $3.125
                     Fourth Quarter.................     $6.000       $3.375
               1998
                     First Quarter..................     $6.625       $5.625
                     Second Quarter.................     $6.500       $5.000
                     Third Quarter..................     $5.625       $3.875
                     Fourth Quarter.................     $5.000       $2.500

       The closing price of the Company's common stock at March 28, 2000 was $2.88 per share.

       The number of holders of record of the Company's common stock as of March 28, 2000 was approximately 50.

       The Company has not paid a dividend with respect to its common stock and does not anticipate paying dividends in the foreseeable future. Under the terms of the Company's existing debt agreements, the Company is not permitted to pay dividends.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                                  Fiscal Year Ended
                                                       ------------------------------------------------------------------------
                                                            Jan. 1,        Jan. 2,        Jan. 3,       Dec. 28,       Dec. 30,
                                                           2000 (1)         1999          1998(2)         1996           1995
                                                           --------         ----          -------         ----           ----
                                                                       (In thousands, except per-share amounts
   Statement of Operations Data:                                             and weighted average shares)
   Net sales.........................................     $  47,609      $  48,884      $  43,492      $  36,272       $  42,568
   Cost of sales.....................................        17,641         17,918         14,968         12,811          16,423
                                                          ---------      ---------      ---------      ---------       ---------
   Gross profit......................................        29,968         30,966         28,524         23,461          26,145
   Operating expenses................................        27,729         27,438         23,431         20,186          23,348
                                                          ---------      ---------      ---------      ---------       ---------
   Income from operations............................         2,239          3,528          5,093          3,275           2,797
   Interest expense, net.............................           787            861            821          1,658           1,918
                                                          ---------      ---------      ---------      ---------       ---------
   Income before income taxes and extraordinary
       items.........................................         1,452          2,667          4,272          1,617             879
   Income taxes......................................           653          1,096          1,793            644             357
                                                          ---------      ---------      ---------      ---------       ---------
   Income before extraordinary items.................           799          1,571          2,479            973             522
                                                          ---------      ---------      ---------      ---------       ---------
   Net income (3)....................................           799          1,571          2,260            973             522
                                                          ---------      ---------      ---------      ---------       ---------
   Preferred stock dividends.........................          --             --              --             --              292
                                                          ---------      ---------      ---------      ---------       ---------
   Net income available to common shareholders.......     $     799      $   1,571      $   2,260      $     973       $     230
                                                          =========      =========      =========      =========       =========
   Earnings per Share - Basic EPS:
      Income before extraordinary items..............     $    0.18      $    0.31      $    0.51      $    0.31       $    0.08
      Net income available to common shareholders....     $    0.18      $    0.31      $    0.46      $    0.31       $    0.08
      Weighted average shares outstanding............     4,400,944      5,033,800      4,905,667      3,180,091       2,826,666
   Earnings per Share - Diluted EPS:
      Income before extraordinary items..............     $    0.17      $    0.29      $    0.45      $    0.25       $    0.08
      Net income available to common shareholders....     $    0.17      $    0.29      $    0.41      $    0.25       $    0.08
      Weighted average shares outstanding............     4,684,874      5,495,014      5,527,701      3,946,211       3,015,078

                                                                                        As Of
                                                       ------------------------------------------------------------------------
                                                            Jan. 1,        Jan. 2,        Jan. 3,       Dec. 28,       Dec. 30,
                                                             2000         1999 (4)       1998 (4)         1996           1995
                                                             ----         --------       --------         -----          ----
   Balance Sheet Data:                                                             (In thousands)
   Working capital...................................     $(  2,424)     $(    268)     $   1,083      $   5,619      $     649
   Total assets......................................        25,423         23,044         23,293         18,405         18,170
   Long-term debt ...................................         2,900          3,671          5,012          8,147         12,876
   Preferred stock...................................            --             --             --             --          2,249
   Shareholders' equity (deficit) (5)................         7,739          7,436          7,866          4,801         (4,416)

(1) The fiscal year ended January 1, 2000 includes four months of activity of AHI, which was acquired by the Company on September 10, 1999. For the four months ended January 1, 2000, AHI had net sales of $886,690, gross profit of $256,905 and a net loss of $14,870.

(2) The fiscal year ended January 3, 1998 includes three months of activity of the Company's subsidiary, Daxbourne International Limited, which was acquired by the Company on October 3, 1997. For the three months ended January 3, 1998, Daxbourne had net sales of $1,172,376, gross profit of $844,171 and net income of $80,375.

(3) In 1997, net income reflects a $218,699 extraordinary loss on the early retirement of debt (net of an income tax benefit of $149,083).

(4) Certain amounts in the 1997 and 1998 financial statements have been reclassified to conform to the 1999 presentation.

(5) In 1999, the Company repurchased 130,600 shares of its common stock which are now held in the Company's treasury. In December 1998, the Company repurchased 700,000 shares of its common stock from certain affiliates of Dickstein Partners Inc., a large shareholder of the Company, in a private transaction at a price of $3.125 per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The discussion and analysis below should be read in conjunction with the Consolidated Financial Statements of the Company and the notes thereto. In addition to historical information, the following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ significantly from those anticipated in these forward-looking statements. See "Note Regarding Forward-Looking Statements".

Introduction

       The Company targets niche consumer product categories, primarily via direct marketing. SC Direct, its principal operating subsidiary in the United States ("SC Direct"), is the US leading retailer of women's wigs and hairpieces. Daxbourne International Limited ("Daxbourne"), a subsidiary of SC Direct, which was acquired in October 1997 and accounted for under the purchase method of accounting, is a leading United Kingdom retailer and wholesaler of women's wigs and hairpieces. SC Publishing, another subsidiary of SC Direct ("SC Publishing"), sells continuing education courses to nurses and certified public accountants. American Healthcare Institute ("AHI"), an operating division of SC Publishing, which was acquired by the Company on September 10, 1999, and accounted for under the purchase method of accounting, provides continuing-education seminars and conferences for the healthcare industry.

Results of Operations

   1999 Compared to 1998

       Net sales decreased to $47.6 million in 1999 from $48.9 million in 1998, a decrease of $1.3 million, or 2.7 per cent. SC Direct's net sales were $3.0 million lower than the prior year's net sales, primarily due to (i) a decrease of $3.2 million in net sales from its Paula Young(R) catalog, resulting from lower sales to potential new customers due to a planned reduction in advertising expenditures in the first half of 1999, (ii) a decrease of $1.1 million in net sales from the Christine Jordan(R) catalog as a result of the Company's decision to no longer circulate the Christine Jordan(R) catalog, but continue to sell Christine Jordan(R) branded products through its Paula Young(R) catalog, and
(iii) a decrease of approximately $604,000 in net sales from its Paula's Hatbox(R) catalog. These net sales decreases in SC Direct were offset by an increase of $1.9 million in net sales from SC Direct's Especially Yours(R) catalog, primarily due to increased orders attributable to an increase in the customer base as a result of customer generation efforts in previous years, and an increase in average order size, attributable to changes in the product mix in the Especially Yours(R) catalog. SC Publishing's and Daxbourne's net sales were approximately $616,000 and $261,000 higher, respectively, than the prior year's net sales, primarily due to improved customer response rates as a result of changes in circulation strategies. On September 10, 1999, the Company acquired AHI. AHI had net sales of approximately $887,000 for the period September 10, 1999 through January 1, 2000.

       Gross margin as a percentage of net sales decreased to 63.0 per cent for 1999 from 63.4 per cent for 1998, due primarily to the sale of merchandise at reduced prices as part of the termination of the Paula's Hatbox(R) catalog. Gross margin decreased to $30.0 million in from $31.0 million in 1998, a decrease of approximately $998,000, or 3.2 per cent, as a result of the reduction in net sales discussed above, as well as the reduction in the gross margin rate mentioned above.

       Operating expenses increased to $27.7 million in 1999 from $27.4 million in 1998, an increase of approximately $291,000, or 1.1 per cent. This increase was attributable primarily to severance and severance related benefits, and the write-off of remaining non-amortized deferred catalog costs from the discontinuance of the Paula's Hatbox(R) catalog. Included in operating expenses for 1999 are charges of: (i) $500,000 consisting of severance, severance related benefits and recruiting fees, recorded as a result of costs incurred in connection with the resignation of the Company's chief executive officer and for fees already incurred in connection with the Company's search for a replacement and (ii) approximately $353,000 related to costs incurred in connection with certain acquisitions that the Company decided not to pursue. These increases to operating expenses are offset by lower advertising expenses of $1.1 million due to the Company's strategic decision to eliminate certain marginal advertising programs.

       Excluding the pretax special charges mentioned above as well as the pretax operating losses and shut down costs of the discontinued Paula's Hatbox(R) catalog of $2.3 million, net income for 1999 would have been $2.7 million, or $0.57 per diluted share. On this basis, EBITDA (net income before interest, income taxes, depreciation and amortization) for 1999 was $6.4 million. On an unadjusted basis, EBITDA was $3.3 million for 1999.

       Interest expense, net of interest income, decreased to approximately $787,000 in 1999 from approximately $861,000 in 1998, a decrease of approximately $73,000, or 8.5 per cent. The decrease was attributable to lower average principal amounts outstanding on the Company's bank facility due to debt repayments.

   1998 Compared to 1997

       Net sales increased to $48.9 million in 1998 from $43.5 million in 1997, an increase of $5.4 million, or 12.4 per cent. This increase was due to (i) the addition of $3.9 million in net sales from Daxbourne, which increased from $1.2 million in 1997 to $5.1 million in 1998 and (ii) the increased sales of the Especially Yours(R) and Paula's Hatbox(R) catalogs, which together increased net sales by $2.9 million in 1998 compared to 1997. The increase in net sales was offset by a decrease in net sales from the Company's Paula Young(R) catalog of $1.4 million due to lower response rates and smaller average order sizes. Also, the Company's 1998 fiscal year consisted of 52 weeks compared to the 53-week fiscal year in 1997.

     Gross margin increased to $31.0 million in 1998 from $28.5 million in 1997, an increase of $2.5 million, or 8.8 per cent. Gross margin as a percentage of net sales decreased to 63.4 per cent in 1998 from 65.6 per cent in 1997. The decrease in gross margin percentage related primarily to (i) expanded promotional pricing on several of the Company's wig and hairpiece products, which resulted in a decrease in the average order size in 1998 compared to 1997,
(ii) increased sales of apparel, hats and accessories which have lower margins than wigs and hairpieces, (iii) increased sales of wigs in the Especially Yours(R) catalog which tend to have lower price points than in Paula Young(R),
(iv) an increase in freight charges as a result of an increase in the amount of merchandise air freighted from suppliers in 1998 compared to 1997 and (v) an increase in inventory reserves for excess Paula's Hatbox(R) inventory.

       Operating expenses increased to $27.4 million in 1998 from $23.4 million in 1997, an increase of $4.0 million, or 17.1 per cent. The increase in operating expenses related primarily to: (i) the addition of $1.9 million of expenses from Daxbourne from approximately $543,000 in 1997 to $2.4 million in 1998, (ii) additional catalog production and mailing expenses of $2.1 million in 1998 compared to 1997, due primarily to an increase in the number of catalogs mailed as well as increased page counts in the Company's Paula's Hatbox(R) and Especially Yours(R) catalogs, (iii) expenses of approximately $188,000 for legal and investment banker services in connection with the Company's efforts to explore various strategic alternatives to maximize shareholder value, (iv) increased depreciation and amortization expense of approximately $366,000 and
(v) additional photography expense due to the write-off of approximately $119,000 of photographs that will not be used in 1999 catalogs. The increase in operating expenses in 1998 compared to 1997 was offset by (i) a decrease in advertising expense of approximately $579,000 primarily related to the elimination of unprofitable media testing, (ii) an increase in shipping and handling income of approximately $385,000 and (iii) fewer expenses related to the Company's 52-week fiscal year ended 1998 compared to 1997's 53-week fiscal year.

       In August 1998, the Company announced a reorganization of certain management positions. In connection with this reorganization, the Company recorded in the third quarter of 1998 a pretax charge of $469,558, consisting of severance and other severance related benefits for five former employees of the Company. The Company paid out the severance and severance related benefits through July 1999. Included in accrued expenses at January 2, 1999 are accrued restructuring charges of $99,301.

       Excluding the pretax special charges mentioned above as well as the pretax operating losses and shut down costs of the discontinued Paula's Hatbox(R) catalog of $1.2 million, net income for 1998 would have been $2.7 million, or $0.48 per diluted share. On this basis, EBITDA (net income before interest, income taxes, depreciation and amortization) for 1998 was $6.1 million. On an unadjusted basis, EBITDA was $4.3 million for 1998.

       Interest expense, net of interest income, increased to approximately $861,000 in 1998 from approximately $821,000 in 1997, an increase of approximately $40,000, or 4.9 per cent. The increase reflects higher principal amounts outstanding on the Company's bank facility, due to additional borrowing to acquire Daxbourne during the fourth quarter of 1997, which were offset by lower interest rates in 1998 compared to 1997.


Liquidity and Capital Resources

       Net cash flows generated by the Company for 1999 were approximately $39,000, of which $3.0 million and approximately $251,000 was provided by operating activities and financing activities, respectively, offset by $3.2 million used in investing activities. The major factors that caused the difference between net income and net cash flows provided by operations in 1999 were: increases in (i) cash working capital items of approximately $852,000,
(ii) depreciation and amortization of $1.1 million and (iii) deferred income taxes of approximately $206,000. The $3.2 million in net cash used in investing activities was mainly due to (i) the Company's installation of its new catalog information system of approximately $1.2 million, (ii) the acquisition of American Healthcare Institute for approximately $1.3 million, and (iii) equipment purchases of approximately $683,000. The $251,000 in net cash provided in financing activities was primarily due to: (i) the repayment of approximately $564,000 of long-term debt, net and (ii) the Company's repurchase of approximately $478,000 of the Company's common stock, offset by $1.4 million in net advances from short-term borrowings.

       The Company completed the implementation of its new catalog information system for SC Direct in August 1999 and SC Publishing in December 1999. The entire cost of the new system incurred through January 1, 2000, including new hardware, software and internal payroll and payroll related costs, was $2.3 million, of which approximately $814,000 were payroll and payroll related costs. The Company capitalized these costs and began depreciating them in August 1999 over 5 years.

       In March 1997, the Company entered into an $11 million credit facility (the "BKB Agreement") with Fleet National Bank (the "Bank") (f/k/a BankBoston N.A.) for the purpose of refinancing its existing senior and subordinated debt and to provide for the capital expenditures and working capital needs of the Company. The BKB Agreement provided for a $5 million term loan (the "Term Loan") and a $6 million revolving line of credit (the "Line of Credit"). The Term Loan and the Line of Credit bear interest rates based on either a base rate, as defined in the BKB agreement, or a LIBOR contract rate. As of January 1, 2000, the Term Loan was under a LIBOR contract rate of 7.84 per cent for $2.5 million,
7.7663 per cent for $1.0 million and 8.75 per cent for $500,000. As of January 1, 2000, $3.5 million of the Line of Credit was under LIBOR contract rates ranging from 7.7838 per cent to 8.2313 per cent and the remainder of the Line of Credit was at the base rate of 8.75 per cent. The Company is required to pay a commitment fee varying from 0.375 per cent to 0.50 per cent per annum on the unused portion of the commitment. At January 1, 2000, $1,496,578 was available under this Line of Credit.

       On October 3, 1997, the Company amended the existing BKB Agreement (the "Amended BKB Agreement") and entered into an additional $4.0 million credit agreement with the Bank, acting through its London Branch (the "BKB UK Agreement"), in connection with the Company's acquisition of The Daxbourne Group. The Amended BKB Agreement extended the maturity date of borrowings from March 2001 to October 2001.

       The BKB UK Agreement provides for an approximate $1.8 million term loan (the "UK Term Loan") and for an approximate $2.2 million revolving line of credit (the "UK Line of Credit"). The UK Term Loan and the UK Line of Credit bear interest rates based on either a Sterling base rate, as defined by the BKB UK Agreement, or a LIBOR contract rate. The BKB UK Agreement matures in October 2001, with the UK Term Loan having a four year repayment schedule with remaining payments of $375,000 due in 2000, and $650,000 due in 2001. As of January 1, 2000, the Term Loan was under a LIBOR contract rate of 8.072 per cent and the Line of Credit was under a LIBOR contract rate of 7.1982 per cent. The Company is required to pay a commitment fee varying from 0.375 per cent to 0.50 per cent per annum on the unused portion of the commitment. At January 1, 2000, $302,184 was available under the UK Line of Credit.

     On September 30, 1998, the Amended BKB Agreement was amended by the Company and the Bank to exclude from debt covenant computations certain capital expenditures associated with the Company's purchase and installation of its new comprehensive catalog information system. Then, on December 21, 1998, the Amended BKB Agreement was further amended to allow the Company to defer its January 1, 1999 payment on the Term Loan in connection with the Company's repurchase of $2.4 million of its common stock in December 1998.

     On August 10, 1999, the Amended BKB Agreement was amended by the Company and the Bank to allow the Company to purchase all the assets of American Healthcare Institute, a Maryland-based corporation ("AHI") (see footnote 9). Then, on November 10, 1999, the Amended BKB Agreement was further amended to allow the Company (i) to borrow an additional $1 million on its Term Loan, (ii) to exclude from debt covenant computations certain capital expenditures associated with the Company's installation of its new comprehensive catalog information system and (iii) to modify the definition of consolidated EBITDA to include pro forma EBITDA from AHI.

     At January 1, 2000, the Company was in default on certain debt covenants under its loan agreement with the Bank. The Bank waived these defaults and on March 3, 2000 amended the Amended BKB Agreement. The amended agreement modifies the definition of consolidated EBITDA to exclude $1.8 million in losses incurred by the Company associated with the termination of the Paula's Hatbox(R) line of business during the quarter ended January 1, 2000. In addition, certain debt covenants were amended and/or added. The Amended BKB Agreement matures in October 2001 and has repayments of $1,750,000 in 2000 and $2,250,000 in 2001.

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

         The Company's cash flow from operations and available credit facilities are considered adequate to fund planned business operations and both the short-term and long-term capital needs of the Company. However, certain events, such as an acquisition, could require new external financing.


Recently Issued Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company has not yet determined the effect, if any, of SFAS No. 133 on the consolidated financial statements.


Risk Factors

     Postal Rates, Paper Prices and Media Costs. Postage, shipping and paper costs are significant expenses in the operation of the Company's business. The Company mails its catalogs and generally ships its products to customers through the US Postal Service and, at the customer's request and expense, ships its products by overnight and second day delivery services. The Company passes on the costs of mailing its products directly to customers as separate shipping and handling charges, but does not directly pass on paper costs and the costs of mailing its catalogs. Any future increases in postal or shipping rates or paper costs could have material adverse effect on the Company's operating results if the Company is unable to pass on these increases to its customers. In addition, a rise in media costs could have a material adverse effect on the Company's ability to generate new customers.

     Limited Sources of Fiber. The majority of the Company's revenue is derived from the sale of wigs. The Company's synthetic wigs are made from special synthetic fiber manufactured by only two Japanese companies, Kaneka Corporation and Toyo Chemical Corporation. The wig manufacturers from whom the Company purchases its inventory purchase the fiber from these two fiber manufacturers. Should there be a permanent or long-term disruption in the supply of fiber, the time required to obtain an alternate source and the attendant delay in new production, as well as a possible significant increase in the price of fiber, may have a material adverse effect on the Company's wig and hairpiece sales and profit margins.

     Limited Number of Wig Manufacturers. The wigs sold by the Company are produced by a limited number of manufacturers. Each of the Company's five largest manufacturers supplied between 10 per cent and 22 per cent of the Company's overall wig purchases in 1999. The loss of one or more of these manufacturers could materially disrupt the Company's wig operations. Although the Company believes that in such an event it could purchase its wig requirements from the remaining manufacturers and from additional manufacturers, there can be no assurance that such sources of supply could meet the Company's wig requirements without considerable disruption to the Company's purchasing cycles, inventory levels and profit margins. The Company does not currently have, and does not anticipate entering into in the foreseeable future, long-term supply contracts with manufacturers.

     Dependence Upon Foreign Suppliers; Exchange Rates; and Currency Fluctuations. The Company expects that most of its wigs and hairpieces will continue to be manufactured in the Far East in the future. Accordingly, the Company's operations are subject to the customary risks of doing business abroad, including fluctuations in the value of currencies, export duties, work stoppages and, in certain parts of the world, political instability and possible governmental intervention. As such, the availability and cost of wigs may be favorably or adversely affected by any of these items. Although to date such risks have not had a significant effect on the Company's business operations, no assurance can be given that such risks will not have a material adverse effect on the Company's business operations in the future.

     Risk of a Cure for Hair Loss; Cancer Treatment Improvement. Millions of American women suffer varying degrees of hair loss, including those suffering hair loss as a side effect of cancer treatments. Women suffering from hair loss comprise a substantial percentage of the Company's customer base for its wigs and hairpieces. Ongoing research is conducted by numerous groups, both public and private, seeking remedies for hair loss. One drug, Minoxidil (marketed under the name Rogaine(R) as well as other names), is available over-the-counter and is sold to men and women as a measure against hair loss. There can be no assurance that another new drug will not be developed that could prevent hair loss among women. Such an event may have a material adverse effect on the Company's core wig business. In addition, the development of any therapies, such as new cancer treatments, that would eliminate hair loss as a side effect, may have a material adverse effect on the Company's business.

     Registered Trademarks and Trade Names. The Company currently has several registered trademarks and may seek additional legal protection for its products and trade names. The Company has invested substantial resources in developing several distinctive catalog trademarks as well as branded products and product lines. There can be no assurance that the steps taken by the Company to protect its rights will be sufficient to deter misappropriation. Failure to protect these intellectual property assets could have a material adverse effect on the Company's business operations. Moreover, although the Company does not currently know of any lawsuit alleging the Company's infringement of intellectual property rights that could have a material adverse effect on the Company's business, there can be no assurance that any such lawsuit will not be filed against the Company in the future or, if such a lawsuit is filed, that the Company would ultimately prevail.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's primary exposures to market risks include fluctuations in interest rates on its short-term and long-term borrowings of approximately $11.4 million as of January 1, 2000 under its credit facility and in foreign currency exchange rates. The Company does not use derivative financial instruments. Historically, the Company has not experienced material gains or losses due to interest rate changes. Management does not believe that the risk inherent in the variable-rate nature of these instruments will have a material adverse effect on the Company's consolidated financial statements. However, no assurance can be given that such a risk will not have a material adverse effect on the Company's financial statements in the future.

     The Company's Term Loan and Line of Credit bear interest rates based on either a base rate or a LIBOR contract rate. The Company's UK Term Loan and the UK Line of Credit bear interest rates based on either a Sterling base rate or a LIBOR contract rate. See "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

     As of January 1, 2000, the outstanding balance on all of the Company's credit facilities was $11,426,238. Based on this balance, an immediate change of one per cent in the interest rate would cause a change in interest expense of approximately $114,000 on an annual basis. The Company's objective in maintaining these variable rate borrowings is the flexibility obtained regarding early repayment without penalties and lower overall cost as compared with fixed-rate borrowings.

     The foreign currencies to which the Company has the most significant exchange rate exposure are the British Pound, Chinese Yuan, Indonesian Rupiah and Korean Won. The Company expects that most of its wigs and hairpieces will continue to be manufactured in China, Indonesia and Korea in the future. Although a substantial portion of the Company's transactions with these countries occurs in US dollars, the Company's operations are subject to fluctuations in the value of these countries' currencies. Although to date such exchange rate exposures have not had a significant effect on the Company's business operations, no assurance can be given that such exchange rate exposures will not have a material adverse effect on the Company's business operations in the future.

ITEM 8.   FINANCIAL STATEMENTS

                                                                                                 Page
                                                                                                 ----
       Independent Auditors' Report.........................................................       19

       Financial Statements as of January 1, 2000 and January 2, 1999 and for the Three Fiscal Years Ended January 1, 2000, January 2,
            1999 and January 3, 1998

             Consolidated Balance Sheets....................................................       20

             Consolidated Statements of Operations..........................................       21

             Consolidated Statements of Shareholders' Equity and Comprehensive Income.......       22

             Consolidated Statements of Cash Flows..........................................    23-24

             Notes to Consolidated Financial Statements.....................................    25-38

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors of
    Specialty Catalog Corp.

     We have audited the accompanying consolidated balance sheets of Specialty Catalog Corp. and subsidiaries (the "Company") as of January 1, 2000 and January 2, 1999 and the related consolidated statements of operations and consolidated statements of shareholders' equity and comprehensive income and cash flows for the three years ended January 1, 2000, January 2, 1999 and January 3, 1998. Our audits also included the consolidated financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 1, 2000 and January 2, 1999 and the results of its operations and its cash flows for the three years ended January 1, 2000, January 2, 1999 and January 3, 1998, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
March 3, 2000

                             SPECIALTY CATALOG CORP.

                           CONSOLIDATED BALANCE SHEETS

                                                                                          January 1,        January 2,
                                                                                            2000              1999
                                                                                            ----              ----
                                          Assets
Current assets:
      Cash and cash equivalents.......................................................  $  1,136,847      $  1,097,871
      Accounts receivable, less allowance for doubtful accounts of  $116,198
        and $65,621 at January 1, 2000 and January 2, 1999, respectively..............     1,206,490         1,220,741
      Inventories.....................................................................     5,626,304         5,388,395
      Prepaid expenses................................................................     4,012,538         3,810,727
                                                                                        ------------      ------------
                Total current assets..................................................    11,982,179        11,517,734
                                                                                        ------------      ------------
Property, plant and equipment:
      Property, plant and equipment...................................................     8,296,156         6,935,399
      Less accumulated depreciation and amortization..................................    (3,969,446)       (3,989,287)
                                                                                        ------------      ------------
                Total property, plant and equipment, net..............................     4,326,710         2,946,112
                                                                                        ------------      ------------
Intangible assets, net................................................................     4,563,627         3,678,158
Deferred income taxes.................................................................     4,338,843         4,719,274
Other assets..........................................................................       211,918           183,193
                                                                                        ------------      ------------
                Total assets..........................................................  $ 25,423,277      $ 23,044,471
                                                                                        ============      ============

                           Liabilities and Shareholders' Equity
Current liabilities:
      Accounts payable and accrued expenses............................................. $ 4,261,400       $ 3,779,336
      Liabilities to customers..........................................................   1,169,256           676,447
      Short-term borrowings.............................................................   6,401,238         5,097,067
      Income taxes......................................................................     449,577           269,167
      Current portion of long-term debt.................................................   2,125,000         1,963,319
                                                                                        ------------      ------------
                Total current liabilities...............................................  14,406,471        11,785,336
                                                                                        ------------      ------------
Long-term debt..........................................................................   2,900,000         3,671,167
Other long-term liabilities.............................................................     377,875           151,619
Commitments and contingencies
Shareholders' equity:
        Preferred stock, $1.00 par value: 1,000,000 shares authorized;
           no shares issued and outstanding.............................................          --                --
       Common stock, $.01 par value: 10,000,000 shares authorized; 5,239,774 shares issued at January 1, 2000 and January 2, 1999; 4,351,386 and 4,481,986 shares
           outstanding at January 1, 2000 and January 2, 1999, respectively.............      52,397            52,397
        Additional paid-in capital......................................................  16,159,570        16,159,570
        Deferred compensation...........................................................          --           (48,363)
        Accumulated other comprehensive income (loss)...................................     (51,250)           15,926
        Accumulated deficit.............................................................  (5,590,054)       (6,389,540)
                                                                                        ------------      ------------
                                                                                          10,570,663         9,789,990
        Less treasury stock, at cost, 888,388 and 757,788 shares at January 1, 2000 and
       January 2, 1999,  respectively...................................................  (2,831,732)       (2,353,641)
                                                                                        ------------      ------------
                Total shareholders' equity.............................................    7,738,931         7,436,349
                                                                                        ------------      ------------
                         Total liabilities and shareholders' equity.................... $ 25,423,277      $ 23,044,471
                                                                                        ============      ============

                See notes to consolidated financial statements.

                            SPECIALTY CATALOG CORP.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                           Fiscal Year Ended
                                                                            --------------------------------------------------
                                                                               January 1,        January 2,        January 3,
                                                                                  2000             1999              1998
                                                                                  ----             ----              ----
Net sales.................................................................    $ 47,609,248      $ 48,883,552      $ 43,492,459
Cost of sales (including buying, occupancy and order fulfillment costs)         17,640,825        17,917,572        14,967,880
                                                                              ------------      ------------      ------------
Gross profit..............................................................      29,968,423        30,965,980        28,524,579
Operating expenses........................................................      27,728,825        27,437,966        23,431,242
                                                                              ------------      ------------      ------------
Income from operations....................................................       2,239,598         3,528,014         5,093,337
Interest expense, net.....................................................         787,145           860,639           821,105
                                                                              ------------      ------------      ------------
Income before income taxes and extraordinary items........................       1,452,453         2,667,375         4,272,232
Income taxes..............................................................         652,967         1,095,994         1,792,865
                                                                              ------------      ------------      ------------
Income before extraordinary items.........................................         799,486         1,571,381         2,479,367
Extraordinary items--loss on early extinguishment of debt (net of an
   income tax benefit of $149,083 for the year ended January 3, 1998).....             --                 --           218,699
                                                                              ------------      ------------      ------------
Net income................................................................    $    799,486       $ 1,571,381      $  2,260,668
                                                                              ============       ===========      ============
Earnings per share - Basic EPS:

    Income before extraordinary items.....................................    $       0.18       $      0.31      $       0.51
    Loss on extraordinary items...........................................              --                --             (0.05)
                                                                              ------------      ------------      ------------
    Net income per share..................................................    $       0.18      $       0.31      $       0.46
                                                                              ============      ============      ============
    Weighted average shares outstanding...................................       4,400,944         5,033,800         4,905,667
                                                                              ============      ============      ============

Earnings per share - Diluted EPS:
    Income before extraordinary items.....................................    $       0.17      $       0.29      $       0.45
    Loss on extraordinary items...........................................              --                --             (0.04)
                                                                              ------------      ------------      ------------
    Net income per share..................................................    $       0.17      $       0.29      $       0.41
    Weighted average shares outstanding...................................       4,684,874         5,495,014         5,527,701
                                                                              ============      ============      ============

                See notes to consolidated financial statements.

                             SPECIALTY CATALOG CORP.
     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY & COMPREHENSIVE INCOME

                                                                                               Accumulated
                                             Common Stock                                         Other          Additional
                                             ------------          Treasury      Deferred     Comprehensive       Paid-in
                                        Shares       Amount          Stock     Compensation   Income (Loss)       Capital
                                        ------       -------         -----     ------------   --------------      -------
Balance, December 28, 1996 .....      4,701,666    $     47,017            --    $  (83,363)              --     $15,199,050

Other comprehensive income:
   Net income ..................             --              --            --            --               --              --
   Foreign currency translation
        adjustment .............             --              --            --            --     $      3,495              --
Total comprehensive income .....

   Exercise of stock options ...         55,000             550            --            --               --         142,429
   Exercise of warrants ........        265,335           2,653            --            --               --         497,347
   Amortization of deferred
    compensation................             --              --            --        17,501               --              --
                                   ------------    ------------   -----------    ----------     ------------     -----------

Balance, January 3, 1998              5,022,001          50,220            --       (65,862)           3,495      15,838,826
                                   ------------    ------------   -----------    ----------     ------------     -----------

Other comprehensive income:
   Net income ..................           --              --              --            --               --              --
   Foreign currency translation
        adjustment..............           --              --              --            --           12,431              --
Total comprehensive income .....

   Exercise of stock options ...       217,773          2,177              --            --               --         320,744
   Treasury stock repurchase ...      (757,788)            --     $(2,353,641)           --               --              --

   Amortization of deferred
    compensation................            --             --              --        17,499               --              --
                                  ------------   ------------     -----------    ----------     ------------     -----------
Balance, January 2, 1999........     4,481,986         52,397      (2,353,641)      (48,363)          15,926      16,159,570
                                  ------------   ------------     -----------    ----------     ------------     -----------
Other comprehensive income:
   Net income ..................            --             --              --            --              --               --
   Foreign currency translation
        adjustment..............            --             --              --            --         (67,176)              --
Total comprehensive income .....

   Treasury stock repurchase ...      (130,600)            --        (478,091)           --             --               --
   Amortization and write-off of
    deferred compensation.......            --             --              --         48,363             --               --
                                   -----------   ------------     -----------    -----------    -----------      -----------

Balance, January 1, 2000 .......   $4 ,351,386         52,397     $(2,831,732)   $        --    $   (51,250)     $16,159,570
                                   ===========   ============     ===========    ===========    ===========      ===========

                                                        Total
                                    Accumulated     Shareholders'
                                      Deficit          Equity
                                      -------          ------
Balance, December 28, 1996 .....   $(10,221,589)   $  4,941,115
                                   ------------    ------------

Other comprehensive income:
   Net income ..................      2,260,668       2,260,668
   Foreign currency translation
        adjustment .............
                                             --       2,264,163
Total comprehensive income .....

   Exercise of stock options ...             --         142,979
   Exercise of warrants ........             --         500,000
   Amortization of deferred
    compensation................             --          17,501
                                   ------------    ------------

Balance, January 3, 1998             (7,960,921)      7,865,758
                                   ------------    ------------

Other comprehensive income:
   Net income ..................      1,571,381       1,571,381
   Foreign currency translation
        adjustment..............             --          12,431
Total comprehensive income .....                      1,583,812

   Exercise of stock options ...             --         322,921
   Treasury stock repurchase ...             --      (2,353,641)

   Amortization of deferred
    compensation................             --          17,499
                                   ------------    ------------

Balance, January 2, 1999........     (6,389,540)      7,436,349
                                   ------------    ------------

Other comprehensive income:
   Net income ..................        799,486         799,486
   Foreign currency translation
        adjustment..............             --         (67,176)
Total comprehensive income .....                        732,310

   Treasury stock repurchase ...             --        (478,091)
   Amortization and write-off of
    deferred compensation.......             --          48,363
                                   -----------     ------------

Balance, January 1, 2000 .......   $(5,590,054)    $  7,738,931
                                   ===========     ============

                                See notes to consolidated financial statements.

                             SPECIALTY CATALOG CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            Fiscal Year Ended
                                                                          ------------------------------------------------------
                                                                               January 1,        January 2,        January 3,
                                                                                  2000             1999              1998
                                                                                  ----             ----              ----
Cash flows from operating activities:
Net income.............................................................         $  799,486      $  1,571,381      $  2,260,668
Adjustments to reconcile net income to net cash provided by
  operating activities:
      Extraordinary loss due to early extinguishment of debt...........                 --                --            98,504
      Depreciation and amortization....................................          1,070,719           745,931           392,950
      Deferred income taxes............................................            206,259         1,038,062           610,052
      Amortization of deferred compensation............................             48,363            17,499            17,501
      Changes in operating assets and liabilities, net of impact of acquisitions:
        Accounts receivable............................................              1,194          (96,676)             4,696
        Inventories....................................................          (248,884)           878,092         (754,929)
        Prepaid expenses...............................................              (695)         (662,806)           532,858
        Other assets...................................................           (47,263)            94,472            85,614
        Accounts payable and accrued expenses..........................            500,008           706,647          (98,832)
        Liabilities to customers.......................................            492,809         (320,496)           305,566
        Income taxes payable...........................................            154,836           241,352           301,997
        Other long-term liabilities....................................                 --             4,167            8,334
                                                                               -----------       -----------      -----------
Net cash provided by operating activities..............................          2,976,832         4,217,625        3,764,979
                                                                               -----------       -----------      -----------
 Cash flows from investing activities:
       Purchases of property, plant and equipment......................        (1,854,967)       (1,188,905)       (1,051,755)
       Acquisitions, net of cash acquired and liabilities assumed......        (1,323,381)         (505,140)       (4,187,325)
                                                                               -----------       -----------      -----------
Net cash used in investing activities..................................        (3,178,348)       (1,694,045)       (5,239,080)
                                                                               -----------       -----------      -----------
Cash flows from financing activities:
       Issuance of common stock........................................               --              10,752            16,896
       Advances on short-term borrowings, net..........................          1,357,390         1,289,559         3,752,364
       Issuance of long-term debt......................................          1,000,000              --           6,797,771
       Repayments of subordinated debt.................................               --                --         (4,224,683)
       Purchases of treasury stock.....................................          (478,091)       (2,353,641)              --
       Repayments of long-term debt....................................        (1,564,142)         (969,011)       (5,650,000)
       Repayments of capital lease obligations.........................           (64,533)          (20,303)              --
                                                                               -----------       -----------      -----------
Net cash provided by (used in) financing activities....................            250,624        (2,042,644)         692,348
                                                                               -----------       -----------      -----------
Effect of exchange rate changes on cash and cash equivalents...........           (10,132)            13,095           (6,751)
                                                                               -----------       -----------      -----------
Increase (decrease) in cash and cash equivalents.......................             38,976           494,031         (788,504)
                                                                               -----------       -----------      -----------
Cash and cash equivalents, beginning of year...........................          1,097,871           603,840        1,392,344
                                                                               -----------       -----------      -----------
Cash and cash equivalents, end of year.................................        $ 1,136,847       $ 1,097,871      $   603,840
                                                                               ===========       ===========      ===========
Supplemental disclosures of cash flow information:
      Cash paid during the year for:
         Interest......................................................        $   426,370       $   812,845     $  1,076,949
                                                                               ===========       ===========     ============
         Income taxes..................................................        $   794,668       $   725,000     $    734,958
                                                                               ===========       ===========     ============

                See notes to consolidated financial statements.

                             SPECIALTY CATALOG CORP.

Summary of Non-cash Transactions:

     During 1999, the Company recorded capital lease obligations of $290,789 related to the purchase of data processing and telecommunications equipment.

     During 1999, the Company disposed of fully depreciated fixed assets no longer in use totaling $753,244.

     During 1998, 217,773 stock options were exercised for which the Company recorded a reduction in its income taxes payable and an increase in additional paid-in capital of $256,021. Unpaid severance amounting to $56,148 that was recorded in accrued restructuring charges to a former employee was used as payment against a portion of these stock options exercised.

     During 1997, the Company offset $131,146 of note receivable from a shareholder against the portion of the subordinated notes owed to that shareholder.

     During 1997, the Company converted $495,000 of junior subordinated debt and $5,000 of accrued interest into $2,653 of common stock and $497,347 of additional paid-in capital as a result of several shareholders' elections to apply amounts owed to them under the junior subordinated note as consideration in the exercise of warrants held by them.

     During 1997, the Company recorded capital lease obligations of $159,421 related to the purchase of data processing equipment.

     During 1997, the Company recorded a note payable for $492,510 in connection with the acquisition of The Daxbourne Group.

     During 1997, 55,000 stock options were exercised for which the Company recorded a reduction in its income tax payable and an increase in additional paid-in capital of $126,087.

                 See notes to consolidated financial statements.

                             SPECIALTY CATALOG CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    FISCAL YEARS ENDED JANUARY 1, 2000, JANUARY 2, 1999, AND JANUARY 3, 1998

1.   Summary of Significant Accounting Policies

     Nature of Business -- Specialty Catalog Corp. (the "Company") targets niche consumer product categories, primarily via direct marketing. SC Corporation, the Company's principal operating subsidiary doing business under the name SC Direct ("SC Direct"), is the leading US retailer of women's wigs and hairpieces. Daxbourne International Limited ("Daxbourne"), a subsidiary of SC Direct, is a leading UK retailer and wholesaler of women's wigs and hairpieces. SC Publishing ("SC Publishing"), another subsidiary of SC Direct, sells continuing education courses to nurses and certified public accountants. American Healthcare Institute ("AHI"), an operating division of SC Publishing, which was acquired by the Company on September 10, 1999, provides continuing-education seminars and conferences for the healthcare industry.

     Principles of Consolidation -- The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     Translation of Foreign Currencies -- The financial statements of the Company's foreign subsidiary are translated from local currency into US dollars using the current exchange rate at the balance sheet date for assets and liabilities and the average exchange rate prevailing during the period for revenues and expenses. The local currency of its foreign subsidiary is considered to be the functional currency. Exchange gains and losses on intercompany balances of a long-term investment nature are recorded as a component of other comprehensive income in shareholders' equity, while other transaction gains and losses are recorded directly to the consolidated statements of operations. Comprehensive income (loss) consisted solely of accumulated foreign currency translation adjustments in connection with the Company's UK subsidiary in 1999 and 1998.

     Cash and Cash Equivalents -- Cash and cash equivalents consist of cash and temporary investments with maturities of three months or less when purchased.

     Inventories -- Inventories are stated at the lower of cost or market. Cost is determined using the weighted average cost method. A reserve for obsolete inventory is recorded based on the expected realizable value of merchandise. The cost of inventory includes the cost of merchandise, freight, duty, brokerage fees and marine insurance.

     Prepaid Expenses -- The costs incurred to develop, print and place direct response advertisements to obtain names of potential customers are recorded as prepaid expenses until the time the advertisement is published, mailed or otherwise made available to potential customers. Direct response advertising, including catalog printing and mailing costs, for selling purposes is capitalized and amortized over the expected period of future benefit, generally two to four months. For the years ended January 1, 2000, January 2, 1999 and January 3, 1998, advertising expense was $13.6 million, $15.0 million and $13.7 million, respectively.

     Property, Plant and Equipment -- Property, plant and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets. Amortization is computed on the straight-line method over the lesser of the estimated useful lives of the related assets or the lease terms.

     In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 requires that costs incurred in the development of internal use software be capitalized and amortized over a period of time. The Company adopted SOP 98-1 in the first quarter of 1998. During 1999 and 1998, the Company capitalized approximately $1,185,536 and $465,000, respectively, of costs associated with a new comprehensive catalog information system, of which approximately $583,659 and $230,000, respectively, were internal payroll and payroll related costs. No internal payroll and payroll related costs were capitalized in 1997.

                             SPECIALTY CATALOG CORP.

1.  Summary of Significant Accounting Policies (continued)

     Intangibles -- Intangible assets, consisting of goodwill, covenants not to compete, customer lists, trademarks, and trade names, are amortized using the straight-line method over useful lives of three to thirty years. Management's policy regarding intangible assets is to evaluate the recoverability of its intangible assets when the facts and circumstances suggest that these assets may be impaired. This policy is consistent with those policies set forth in Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed". Evaluations consider factors including operating results, business and strategic plans, economic projections, and market emphasis. Evaluations compare expected cumulative, non-discounted operating cash flows with net book values of related intangible assets. Unrealizable intangible asset values are charged to operations. There were no impairment charges during the fiscal years presented.

     Other Assets -- Other assets consist primarily of deferred financing costs. Deferred financing costs which were incurred by the Company in connection with Fleet National Bank (the "Bank") (f/k/a BankBoston, N.A.) agreements in the US and the UK (see footnote 7) are amortized over the life of the underlying indebtedness using the straight-line method. At January 1, 2000 and January 2, 1999, deferred financing costs were $81,987 and $128,193, respectively.

     Income Taxes -- The Company uses the asset and liability method of accounting for deferred income taxes. The provision for income taxes includes income taxes currently payable and those deferred because of temporary differences between the financial statement and tax bases of assets and liabilities.

     Revenue -- The Company recognizes sales and the related costs of sales at the time merchandise is shipped to customers. The Company allows for merchandise returns at the customer's discretion within the period stated in the Company's sales policy. An allowance is provided for returns based on historical return rates applied to recent shipments.

     Fair Value of Financial Instruments -- SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of the fair value of financial instruments, relating to both those assets and liabilities recognized and those not recognized in the consolidated balance sheets of the Company, for which it is practicable to estimate fair value. The estimated fair value of financial instruments which are presented herein have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of amounts the Company could realize in a current market exchange.

     The fair value of the Company's cash and cash equivalents, accounts receivable, accounts payable, and short-term borrowings approximate their carrying values at January 1, 2000 and January 2, 1999, due to the short-term maturities of these investments. The carrying values and fair values of the Company's long-term debt at January 1, 2000 and January 2, 1999 were $5,025,000 and $5,634,486.

     Stock-Based Compensation -- Compensation cost of stock-based compensation arrangements with employees is measured based on Accounting Principles Board ("APB") Opinion No. 25. The Company applies APB Opinion No. 25 to its stock-based compensation awards to employees and the disclosure provisions of SFAS No. 123, "Accounting for Stock-based Compensation", are addressed in footnote 13.

     Newly Issued Accounting Pronouncements--In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company has not yet determined the effect, if any, of SFAS No. 133 on the consolidated financial statements.

                             SPECIALTY CATALOG CORP.

1.  Summary of Significant Accounting Policies (continued)

     Fiscal Year -- The Company is on a 52/53-week fiscal year, ending on the Saturday closest to December 31. Unless otherwise indicated, "1999" means the 52 weeks ended January 1, 2000, "1998" means the 52 weeks ended January 2, 1999 and "1997" means the 53 weeks ended January 3, 1998.

     Accounting Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management bases its estimates on historical experiences and on various assumptions which are believed to be reasonable under the circumstances. The primary estimates underlying the Company's financial statements include allowances for doubtful accounts, allowances for returns, and inventory valuation.

     Reclassifications -- Certain amounts in the 1997 and 1998 financial statements have been reclassified to conform to the 1999 presentation.


2.   Prepaid Expenses

     Prepaid expenses at January 1, 2000 and January 2, 1999 consist of the following:

                                                      1999            1998
                                                      ----            ----
   Deferred catalog costs..................       $2,704,258    $2,130,662
   Prepaid advertising.....................          181,113       395,202
   Prepaid income taxes....................          720,000       715,000
   Other...................................          407,167       569,863
                                                  ----------    ----------
                                                  $4,012,538    $3,810,727
                                                  ==========    ==========

3.   Property, Plant and Equipment

     Property, plant and equipment at January 1, 2000 and January 2, 1999 consist of the following:


                                                      Useful
                                                       Life           1999           1998
                                                       -----          -----          ----
  Furniture and equipment..........................  5-7 years   $ 1,764,086     $ 1,725,385
  Building.........................................  40 years        323,000         332,560
  Data processing equipment........................  3-5 years     5,662,965       4,387,015
  Automobiles......................................   3 years        112,025          95,484
  Leasehold improvements...........................     (i)          434,080         394,955
                                                                 -----------     -----------
                                                                   8,296,156       6,935,399
  Less accumulated depreciation and amortization...               (3,969,446)     (3,989,287)
                                                                 -----------     -----------
                                                                 $ 4,326,710     $ 2,946,112
                                                                 ===========     ===========

----------
     (i) Lesser of the estimated useful lives of the related assets or the lease term.

     Depreciation and amortization expense related to property, plant and equipment was $735,449, $412,279 and $308,326 for 1999, 1998 and 1997,
respectively. In 1999, the Company disposed of fully depreciated fixed assets no longer in use totaling $753,244. There were no gains or losses recognized on the statement of operations from these disposals.

                             SPECIALTY CATALOG CORP.

4.   Intangible Assets

     Intangible assets at January 1, 2000 and January 2, 1999 consist of the following:

                                        Useful
                                         Life          1999             1998
                                         -----         ----             ----
   Goodwill.......................... 20-30 years   $ 2,937,185     $ 1,816,008
   Trade names.......................  30 years       1,147,307       1,179,772
   Covenant-not-to-compete...........   5 years         807,500         831,400
   Customer lists....................  3-5 years        400,310         257,719
                                                    -----------     -----------
                                                      5,292,302       4,084,899
   Less accumulated amortization.....                 (728,675)       (406,741)
                                                    -----------     -----------
                                                    $ 4,563,627     $ 3,678,158
                                                    ===========     ===========

     Amortization expense related to intangible assets was $333,721, $316,620 and $80,266 for 1999, 1998 and 1997, respectively.


5.   Accounts Payable and Accrued Expenses

     Accounts payable and accrued expenses at January 1, 2000 and January 2, 1999 consist of the following:

                                                          1999          1998
                                                          ----          ----
            Accounts payable..........................  $3,076,493   $2,873,715
            Accrued compensation......................     579,721      288,167
            Other accrued expenses....................     605,186      617,454
                                                       -----------  -----------
                                                        $4,261,400   $3,779,336
                                                       ===========  ===========

6.     Liabilities to Customers

       Liabilities to customers at January 1, 2000 and January 2, 1999 consist of the following:

                                                             1999        1998
                                                            -----       ----
      Deferred revenue...............................     $ 450,279   $ 187,761
      Refunds due customers..........................        17,592      36,051
      Reserve for returns............................       701,385     452,635
                                                          ---------   ---------
                                                         $1,169,256   $ 676,447
                                                         ==========   =========

     Deferred revenue reflects cash received from customers for ordered items that have not yet been shipped. Refunds due customers represents merchandise returned by customers for a cash or credit refund. The reserve for returns represents estimated merchandise to be returned for refunds in the future based on historical return rates applied to recent shipments.

                             SPECIALTY CATALOG CORP.

7.   Long-Term Debt

     Long-term debt consists of the following at January 1, 2000 and January 2, 1999:

                                                               1999          1998
                                                               ----          ----
  Fleet National Bank (Term Loan), due October 2001......  $ 4,000,000    $ 4,000,000
  Fleet National Bank (UK Term Loan), due October 2001...    1,025,000      1,634,486
                                                           -----------    -----------
                                                             5,025,000      5,634,486
  Less current portion...................................    2,125,000      1,963,319
                                                           -----------    -----------
                                                           $ 2,900,000    $ 3,671,167
                                                           ===========    ===========

     In March 1997, the Company entered into an $11 million credit facility (the "BKB Agreement") with the Bank for the purpose of refinancing its existing senior and subordinated debt and to provide for capital expenditures and the working capital needs of the Company. The BKB Agreement provided for a $5 million term loan (the "Term Loan") and a $6 million revolving line of credit (the "Line of Credit"). The Term Loan and the Line of Credit bear interest rates based on either a base rate, as defined in the BKB agreement, or a LIBOR contract rate. As of January 1, 2000, the Term Loan was under a LIBOR contract rate of 7.84 per cent for $2.5 million, 7.7663 per cent for $1.0 million and
8.75 per cent for $500,000. As of January 1, 2000, $3.5 million of the Line of Credit was under LIBOR contract rates ranging from 7.7838 per cent to 8.2313 per cent and the remainder of the Line of Credit was at the base rate of 8.75 per cent. The Company is required to pay a commitment fee varying from 0.375 per cent to 0.50 per cent per annum on the unused portion of the commitment. At January 1, 2000, $1,496,578 was available under this Line of Credit.

     On October 3, 1997, the Company amended the existing BKB Agreement (the "Amended BKB Agreement") and entered into an additional $4.0 million credit agreement with the Bank, acting through its London Branch (the "BKB UK Agreement") in connection with the Company's acquisition of The Daxbourne Group. The Amended BKB Agreement extended the maturity date of borrowings from March 2001 to October 2001.

     The BKB UK Agreement provides for an approximate $1.8 million term loan (the "UK Term Loan") and for an approximate $2.2 million revolving line of credit (the "UK Line of Credit"). The UK Term Loan and the UK Line of Credit bear interest rates based on either a Sterling base rate, as defined by the BKB UK Agreement, or a LIBOR contract rate. The BKB UK Agreement matures in October 2001, with remaining payments of $375,000 due in 2000, and $650,000 due in 2001. As of January 1, 2000, the Term Loan was under a LIBOR contract rate of 8.072 per cent and the Line of Credit was under a LIBOR contract rate of 7.1982 per cent. The Company is required to pay a commitment fee varying from 0.375 per cent to 0.50 per cent per annum on the unused portion of the commitment. At January 1, 2000, $302,184 was available under the UK Line of Credit.

     On September 30, 1998, the Amended BKB Agreement was amended by the Company and the Bank to exclude from debt covenant computations certain capital expenditures associated with the Company's purchase and installation of a new comprehensive catalog information system. Then, on December 21, 1998, the Amended BKB Agreement was further amended to allow the Company to defer its January 1, 1999 payment on the Term Loan in connection with the Company's repurchase of $2.4 million of its common stock in December 1998.

     On August 10, 1999, the Amended BKB Agreement was amended by the Company and the Bank to allow the Company to purchase all the assets of American Healthcare Institute, a Maryland-based corporation ("AHI") (see footnote 9). Then, on November 10, 1999, the Amended BKB Agreement was further amended to allow the Company (i) to borrow an additional $1.0 million on its Term Loan,
(ii) to exclude from debt covenant computations certain capital expenditures associated with the Company's installation of its new comprehensive catalog information system and (iii) to modify the definition of consolidated EBITDA to include pro forma EBITDA from AHI.

                             SPECIALTY CATALOG CORP.

     At January 1, 2000, the Company was in default on certain debt covenants under its loan agreement with the Bank. The Bank waived these debt covenant defaults and on March 3, 2000 amended the Amended BKB Agreement. The amended agreement modifies the definition of consolidated EBITDA to exclude $1.8 million in losses incurred by the Company associated with the termination of the Paula's Hatbox(R) line of business during the quarter ended January 1, 2000. In addition, certain debt covenants were amended and/or added. The Amended BKB Agreement matures in October 2001 and has repayments of $1,750,000 in 2000 and $2,250,000 in 2001.

     The Amended BKB Agreement and the BKB UK Agreement (collectively the "Consolidated Credit Facility") are cross-collateralized by a first perfected security interest in all tangible and intangible assets of the Company. The Consolidated Credit Facility is subject to certain consolidated covenants, including but not limited to leverage and debt service coverage ratios, minimum earnings requirements, and a restriction on the payment of cash dividends on the Company's common stock. The aggregate maturities of long-term debt after January 1, 2000 are as follows:

    Fiscal
    Year                                                         Amount
    ----                                                         ------
    2000....................................................  $ 2,125,000
    2001....................................................    2,900,000
                                                              -----------
                                                              $ 5,025,000
                                                              ===========

8.   Operating Expenses

     In August 1999, the Company announced the resignation of its chief executive officer. In connection with the resignation and its search for a new chief executive officer, in the third quarter of 1999, the Company recorded a pretax charge of $500,000, consisting of severance and other severance related benefits and recruiting fees. Accrued compensation expenses at January 1, 2000 include expenses accrued in connection with these charges of $397,344. Also, in September 1999, the Company recorded a pretax charge of $352,714 related to costs incurred in connection with certain acquisitions that the Company decided not to pursue.

     In August 1998, the Company announced the reorganization of certain management positions. In connection with this reorganization, the Company recorded in the third quarter of 1998 a pretax charge of $469,558, consisting of severance and other severance related benefits through July 1999. Accrued expenses at January 2, 1999 include expenses accrued in connection with these charges of $99,301.

9.   Acquisitions

     American Healthcare Institute

     On September 10, 1999, the Company acquired the assets and assumed certain liabilities of AHI, a private Maryland-based continuing-education seminar and conference provider for $1,323,381. This transaction was accounted for as a purchase. The results of operations of AHI for the period from September 10, 1999 through January 1, 2000 are included in the accompanying consolidated financial statements. The $1,150,634 excess of costs over net assets acquired was allocated to customer lists and goodwill which are being amortized over 3 and 20 years, respectively.

     Daxbourne International Limited

     In October 1997, the Company, through its new subsidiary, Daxbourne International Limited, acquired substantially all of the assets of Daxbourne Limited and its wholly owned subsidiaries, which consisted of Postinstant Limited and MC Hairways Limited (collectively, the "Sellers" or "The Daxbourne Group").

                             SPECIALTY CATALOG CORP.

     As part of this transaction, the Company acquired substantially all of the assets of The Daxbourne Group including inventory, real property, physical plant and equipment, intangible assets and other assets used in connection with the Sellers' business. As aggregate consideration for this acquisition, the Company paid $3,629,000 at the closing of the transaction (the "Closing"), incurred acquisition costs of approximately $762,000, agreed to assume certain trade liabilities of the Sellers totaling $387,000, and agreed to pay approximately $493,000, without interest, to the Sellers on the one year anniversary of the Closing. The excess of consideration paid, including deferred consideration over the fair value of net assets acquired, recorded as goodwill in the accompanying balance sheet, totaled $1,792,964, before amortization. The Company financed this acquisition primarily through its BKB UK Agreement with $1.8 million of proceeds from the UK Term Loan and $1.8 million of proceeds from the UK Line of Credit.


10.  Discontinuation of Paula's Hatbox(R)

     From 1996 to 1999, the Company circulated the Paula's Hatbox(R) catalog that featured ladies hats and then expanded to include selected women's apparel and accessories. In a move motivated by the desire to exit the competitive ladies ready-to-wear market segment, and to dedicate its focus and resources on the growth and development of the Company's core wig businesses, the Company decided to stop circulating this catalog in the fourth quarter of 1999. The Company recorded a pre-tax charge of $730,000 in October 1999 related to severance and severance related benefits, the write-off of remaining unamortized deferred catalog costs and inventory write-offs. Accrued restructuring charges at January 1, 2000 include expenses accrued in connection with this closure of $27,091.


11.  Sale of Assets

     On June 27, 1997, the Company's subsidiary, SC Publishing, sold its business of continuing education for California real estate professionals. The sales price of $212,250 included a license to use the trade name Western Schools(R) for real estate courses, all related inventory for existing courses, and title and rights to its real estate courses, both existing and under development. The Company recognized a pretax gain, included in selling, general, and administrative expenses, on the sale of these assets of $121,980.


12.  Shareholders' Equity

     Treasury Stock -- In December 1998, the Company entered into a private transaction to repurchase 700,000 shares of its common stock at $3.125 per share from certain affiliates of Dickstein Partners, Inc., a large shareholder of the Company. The shares that were repurchased represented approximately 14 per cent of the Company's outstanding shares, and are now held in the Company's treasury. The repurchase was financed through existing bank lines with the Bank. The Company also received 57,788 shares of stock from a former employee of the Company in lieu of cash to cover withholding taxes on gains related to stock options exercised in December 1998. In addition, the Board of Directors authorized the Company to repurchase up to an additional $1 million of common stock during 1999. During 1999, the Company repurchased 130,600 shares at an average price of $3.66 per share.

     Stock Compensation Plan -- On October 17, 1996, the Company adopted the 1996 Stock Incentive Plan (the "Plan") which authorized the issuance of up to 500,000 shares of Common Stock through the grant of stock options and awards of restricted stock. Each option has a maximum term of ten years from the date of grant, subject to early termination. The per share exercise price for options granted under the Plan will not be less than (i) the fair market value of a share of the Company's common stock on the date of the grant and (ii) the initial public offering price of $6.50 per share. The Plan was amended in May 1998 to increase the number of shares of Common Stock authorized for issuance under the Plan from 500,000 to 750,000. It was amended in May 1999 to increase the number of shares of Common Stock authorized for issuance under the Plan from 750,000 to 1,000,000.

                             SPECIALTY CATALOG CORP.

     Stock option activity is summarized below:

                                                                               Weighted
                                                            Exercise           Average
                                                            Price Per          Exercise
                                              Shares          Share             Price
                                              ------          -----             -----
     Outstanding December 28, 1996......... 1,057,149       $0.31-$7.15         $3.09
     Granted...............................   174,735       $6.50-$6.88         $6.55
     Exercised.............................  (55,000)             $0.31         $0.31
     Forfeited or expired..................  (20,150)             $6.50         $6.50
                                            ---------       -----------         -----
     Outstanding January 3, 1998........... 1,156,734       $0.31-$7.15         $3.69
     Granted...............................    25,000             $6.50         $6.50
     Exercised............................. (217,773)             $0.31         $0.31
     Forfeited or expired..................  (59,050)             $6.50         $6.50
                                            ---------       -----------         -----
     Outstanding January 2, 1999...........   904,911       $0.31-$7.15         $4.40
     Granted...............................   181,500             $6.50         $6.50
     Exercised.............................      --                --            --
     Forfeited or expired.................. (112,284)       $6.50-$6.88         $6.51
                                            ---------       -----------         -----
     Outstanding January 1, 2000...........   974,127       $0.31-$7.15         $4.54
                                            =========       ===========         =====


     The 974,127 stock options outstanding as of January 1, 2000 consisted of 310,226 of $0.31 options issued in November 1994 to an employee of the Company, 75,000 of $5.33 options issued in October 1996 to an employee of the Company, 150,000 of $7.15 options issued in October 1996 to the Company's underwriters in connection with the Company's initial public offering, and 438,901 of options ranging in exercise prices from $6.50 to $6.625 issued under the Plan to employees and directors of the Company.

     Options exercisable at January 1, 2000, January 2, 1999 and January 3, 1998 were 650,326, 524,583 and 635,299, respectively. The options outstanding as of January 1, 2000 have weighted average remaining contractual lives of 4.9 years for the $0.31 options issued in 1994, 6.8 years for the $5.33-$7.15 options granted in 1996, 7.8 years for the $6.50-$6.625 options granted in 1997, 8.4 years for $6.50 options granted in 1998 and 9.5 years for the $6.50 options granted in 1999. The weighted average fair value of stock options granted in 1999, 1998 and 1997 were $0.54, $1.75 and $1.87, respectively.

                             SPECIALTY CATALOG CORP.

     The Company applies APB Opinion No. 25 and related interpretations in accounting for the Plan and therefore no compensation cost has been recognized for options granted under the Plan provisions. Had compensation cost been determined based on the fair value at the grant dates for options granted with the method prescribed by SFAS No. 123 "Accounting for Stock-based Compensation", the Company's net income and basic and diluted earnings per share would have been changed to the pro forma amounts indicated below:

                                       1999          1998           1997
                                       -----         -----          ----
  Net income:
       As reported................   $799,486    $1,571,381    $2,260,668
                                     ========    ==========    ==========
       Pro-forma..................   $633,002    $1,385,609    $2,105,590
                                     ========    ==========    ==========
  Basic earnings per share:
       As reported................      $0.18         $0.31         $0.46
                                        =====         =====         =====
       Pro-forma..................      $0.14         $0.28         $0.43
                                        =====         =====         =====
  Diluted earnings per share:
       As reported................      $0.17         $0.29         $0.41
                                        =====         =====         =====
       Pro-forma..................      $0.14         $0.25         $0.38
                                        =====         =====         =====

     The fair value of each option grant used to compute pro-forma net income and basic and diluted earnings per share disclosures is the estimated present value on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for 1999, 1998 and 1997 respectively: expected volatility of 29.00 per cent, 27.59 per cent and 8.23 per cent, a risk free interest rate of 5.30 per cent, 5.63 per cent and 5.65 per cent and an expected holding period of 6 years.


13.  Reconciliation of Basic and Diluted Earnings per Share

     The following table shows the amounts used in computing basic and diluted earnings per share for net income and the effects of potentially dilutive options on the weighted average number of shares outstanding.


                                                                  For the fiscal year ended
                               -----------------------------------------------------------------------------------------------
                                     January 1, 2000                  January 2, 1999                 January 3, 1998
                                     ---------------                  ---------------                 ---------------
                                  Net Income         Shares        Net Income         Shares        Net Income       Shares
                                  ----------         ------        ----------         ------        ----------       ------
Basic earnings per share            $ 799,486        4,400,944     $ 1,571,381        5,033,800     $2,479,367       4,905,667
Effect of dilutive options                 --          283,930              --          461,214             --         568,455
Effect of dilutive warrants                --               --              --               --             --          53,579
                                    ---------        ---------     -----------        ---------     ----------       ---------
Diluted earnings per share          $ 799,486        4,684,874     $ 1,571,381        5,495,014     $2,479,367       5,527,701
                                    =========        =========     ===========        =========     ==========       =========

     Options to purchase 670,351 shares of common stock ranging from $5.33 to $7.15 per share were not included in computing diluted EPS for the year ended January 1, 2000 because their effects were antidilutive. Options to purchase 599,935 shares of common stock ranging from $5.33 to $7.15 per share were not included in computing diluted EPS for the year ended January 2, 1999 because their effects were antidilutive. Options to purchase 152,500 shares of common stock ranging from $6.88 to $7.15 per share were not included in computing diluted EPS for the year ended January 3, 1998 because their effects were antidilutive.

                             SPECIALTY CATALOG CORP.

14.   Income Taxes

      The provision for income taxes at January 1, 2000, January 2, 1999 and January 3, 1998 consists of the following:

                                       1999          1998           1997
                                       ----          ----           ----
   Current:
        Federal....................   $      --     $       --     $  788,683
        State......................     175,591             --        340,441
        Foreign....................     271,117         57,932         53,689
                                      ---------     ----------     ----------
                                        446,708         57,932      1,182,813
                                      =========     ==========     ==========
   Deferred:
        Federal....................     262,573        606,533        593,128
        State......................      24,466        209,800         21,602
        Foreign....................    (80,780)        221,729        (4,678)
                                      ---------     ----------     ----------
                                        206,259      1,038,062        610,052
                                      ---------     ----------     ----------
        Total......................   $ 652,967     $1,095,994     $1,792,865
                                      =========     ==========     ==========

     Deferred income tax assets and liabilities at January 1, 2000 and January 2, 1999 consist of the following:

                                                           1999          1998
                                                           ----          ----
  Deferred income tax assets:
       Net operating loss carryforwards and credits..  $ 4,021,799   $ 4,611,584
       Operating reserves............................      418,620       219,042
       Inventory.....................................      462,145       424,230
       Property, plant and intangibles...............      528,306       280,804
                                                       -----------   -----------
                                                         5,430,870     5,535,660
  Deferred income tax liabilities:
       Deferred catalog costs........................    1,045,754       816,386
       Other.........................................       46,273            --
                                                       -----------   -----------
                                                         1,092,027       816,386
                                                       -----------   -----------
  Net deferred income tax asset......................  $ 4,338,843   $ 4,719,274
                                                       ===========   ===========

     Reconciliation of the statutory Federal income tax rate and the effective rate of the provision for income taxes for the years ended January 1, 2000, January 2, 1999 and January 3, 1998 is as follows:

                                                      1999           1998           1997
                                                      ----           ----           ----
 Statutory Federal income tax rate...............     34.0%          34.0%         34.0%
 State taxes, net of Federal income tax benefits.       6.3            6.1           6.1
 Other...........................................       4.7            1.0           1.9
                                                      -----          -----         -----
                                                      45.0%          41.1%         42.0%
                                                      =====          =====         =====

     The Company has recorded a deferred tax asset of $4,338,843 primarily reflecting the benefit of $11,071,449 of net operating loss carryforwards which expire in varying amounts between 2000 and 2010. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. The use of the net operating losses is subject to an annual limitation of $1,555,125 due to a change in control of the Company pursuant to
Section 382 of the Internal Revenue Code of 1986, as amended ("IRC"). Over the past three years, the Company has used substantially all of the net operating loss carryforwards available to it. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized.

                             SPECIALTY CATALOG CORP.

15.   Commitments and Contingencies

      Lease Commitments -- Certain non-cancelable leases are classified as capital leases, and the leased assets are included as part of "Property, Plant and Equipment". The obligations of the Company under such leases are collateralized by leased equipment. Other leases are classified as operating leases and are not capitalized. Future minimum lease payments under capital leases are included in "Other Long-term Liabilities" and are as follows:

 Year                                                               Amount
 ----                                                               ------
 2000 .......................................................    $ 138,283
 2001 .......................................................       86,390
 2002 .......................................................       51,704
 2003 .......................................................       50,713
 2004 .......................................................       25,357
                                                                 ---------
 Total minimum lease payments................................      352,447
      Less - amounts representing interest...................       24,576
                                                                 ---------
 Present value of minimum lease payments.....................    $ 327,871
                                                                 =========

     Operating Leases -- The Company leases certain administrative, warehousing and other facilities and equipment under operating leases. The following is a schedule of future minimum rental payments under non-cancelable operating leases as of January 1, 2000:

 Year                                                               Amount
 ----                                                               ------
 2000...................................................         $   616,847
 2001...................................................             323,136
 2002...................................................             156,733
                                                                 -----------
                                                                 $ 1,096,716
                                                                 ===========

Management expects that, in the normal course of business, expiring leases will be renewed or replaced by other leases. Rent expense under operating leases was $580,137, $594,752 and $490,292 for 1999, 1998 and 1997, respectively.

      Employment and Bonus Agreements -- On August 2, 1999, the Company announced that Steven L. Bock, chairman, president and CEO of the Company, had decided to resign from those positions effective at the end of the term of his employment agreement on December 31, 1999. At the time of the resignation, the Company initiated a search for another CEO. Coincident with the execution of the GAI merger agreement (see footnote 17), the Company and Mr. Bock entered into an amendment to his employment agreement wherein Mr. Bock agreed to remain with the Company until the earlier of June 30, 2000, or the closing of the GAI merger agreement. Under the terms of the employment agreement, as amended, Mr. Bock was paid a severance payment of $325,000 on January 3, 2000. Under the terms of the agreement and the amendment to the employment agreement, Mr. Bock is entitled to receive his normal compensation until June 30, 2000, and a bonus of $175,000, $75,000 of which was paid on January 3, 2000, $50,000 of which was paid on or about March 14, 2000, and $50,000 of which is to be paid on or about April 5, 2000. These bonus payments will be charged to operating expenses in 2000.

      Due to the termination of the GAI merger agreement and the resignation of Mr. Bock, the Company has again initiated a search for a CEO.

      In addition, Mr. Bock, along with all other salaried employees, may earn certain other bonuses based on the Company's achievement of certain operating targets.

                             SPECIALTY CATALOG CORP.

16.  Employee Benefit Plan

     The Company maintains a qualified defined contribution plan, under the provisions of Section 401(k) of the IRC, covering substantially all United States employees. Under the terms of the plan, eligible employees may make contributions of up to 15 per cent of pay, subject to statutory limitations. Contributions not exceeding 5 per cent of an employee's pay are matched 40 per cent by the Company. The Company may, at its discretion, make an additional year-end contribution. Employee contributions are always fully vested. Company contributions vest 20 per cent for each completed year of service, becoming fully vested after five years of service. Matching contributions by the Company under the plan were $87,697, $86,535 and $85,678 in 1999, 1998 and 1997, respectively. No other discretionary contributions have been made to the plan.


17.  Subsequent Events - Sale of Common Stock to Golub Associates, Inc.

     On December 3, 1999, the Company and Golub Associates, Inc. ("GAI") jointly announced the execution of a non-binding letter of intent pursuant to which GAI would lead a transaction to acquire all of the outstanding common stock of Specialty Catalog Corp. for a cash purchase price of $5.00 per share. This transaction was subject to various contingencies. On January 19, 2000, a merger agreement was entered into which provided for a cash merger in which the holders of common stock of the Company immediately prior to the effective date of the merger would have received $5.00 per share of the Company's common stock. The merger agreement was subject to the satisfaction of a number of closing conditions. On March 9, 2000, the Company announced that the Company and GAI and its affiliates had mutually terminated the merger agreement because, even though financing had been arranged, certain other closing conditions could not be satisfied in a timely manner. In 1999, the Company recorded costs of $65,467 from this transaction.


18.  Business Segments and Financial Information by Geographic Location

     Specialty Catalog Corp. has four reportable segments: SC Direct, SC Publishing, American Healthcare Institute and Daxbourne International Limited. The SC Direct segment sells women's wigs and hairpieces using two distinct catalogs: Paula Young(R) and Especially Yours(R). In addition, prior to the end of 1999, SC Direct sold apparel, hats and other fashion accessories through its Paula's Hatbox(R) catalog (see footnote 10). SC Publishing distributes catalogs under its Western Schools(R) brand and specializes in providing continuing education courses to nurses and certified public accountants. American Healthcare Institute, which was acquired by the Company on September 10, 1999, distributes catalogs under its own name and specializes in providing continuing education seminars and conferences to nurses and other mental health professionals. Daxbourne International Limited is a retailer and wholesaler of women's wigs, hairpieces and related products in the United Kingdom.

     The accounting policies of the reportable segments are the same as those described in Note 1. The Company's reportable segments are strategic business units that offer either different products or operate in different geographic locations. The Company markets its products in two major geographic areas, the United States and the United Kingdom. SC Direct, SC Publishing and American Healthcare Institute market their products and maintain their assets in the United States. Daxbourne International Limited markets its products and maintains its assets in the United Kingdom.

                             SPECIALTY CATALOG CORP.

     A summary of information about the Company's operations by segment for the years ended January 1, 2000, January 2, 1999 and January 3, 1998 follows (intersegment eliminations are intercompany receivables and payables and investments in subsidiaries):

                                                                American
                                                                --------
                                     SC              SC        Healthcare
                                     --              --        ----------                      Intersegment
                                    Direct        Publishing    Institute        Daxbourne     Eliminations         Total
                                    ------        ----------    ---------        ---------     ------------         -----
1999
   Net sales..................    $37,014,370      $4,326,888      $886,690       $5,381,300             --        $47,609,248
   Gross profit...............     22,743,153       3,216,698       256,905        3,751,667             --         29,968,423
   Operating expenses.........     21,395,338       2,379,757       253,768        2,630,799             --         26,659,662
   Depreciation and
     amortization.............        625,601          44,461        28,341          370,760             --          1,069,163
   Operating profit (loss)....        722,214         792,480      (25,204)          750,108             --          2,239,598
   Interest expense...........        535,375              --            --          251,770             --            787,145
   Income taxes (benefit).....        140,605         324,916      (10,334)          197,780             --            652,967

   Segment assets.............     20,457,840       4,316,860     1,950,988        5,160,486     (6,462,897)        25,423,277
   Capital expenditures.......      1,697,039           8,661        80,107           69,160             --          1,854,967
                                                                   SC
                                                                   --                          Intersegment
                                                 SC Direct      Publishing      Daxbourne      Eliminations          Total
                                                 ---------      ----------      ---------      ------------          -----
1998
   Net sales.................................     $40,052,521    $3,711,181       $5,119,850             --        $48,883,552
   Gross profit..............................      24,730,142     2,612,521        3,623,317             --         30,965,980
   Operating expenses........................      21,992,904     2,279,902        2,419,029             --         26,691,835
   Depreciation and amortization.............         323,749        27,704          394,678             --            746,131
   Operating profit..........................       2,413,489       304,915          809,610             --          3,528,014
   Interest expense..........................         530,001            --          330,638             --            860,639
   Income taxes..............................         772,528       125,013          198,453             --          1,095,994

   Segment assets............................      17,645,927     3,633,813        5,345,005    (3,580,274)         23,044,471
   Capital expenditures......................       1,119,713        21,122           48,070             --          1,188,905

1997
   Net sales.................................     $38,341,868    $3,978,215       $1,172,376             --        $43,492,459
   Gross profit..............................      24,993,024     2,687,384          844,171             --         28,524,579
   Operating expenses........................      19,894,882     2,613,309          542,682             --         23,050,873
   Depreciation and amortization.............         281,142        15,948           83,279             --            380,369
   Operating profit..........................       4,817,000        58,127          218,210             --          5,093,337
   Interest expense..........................         736,959            --           84,146             --            821,105
   Extraordinary item - loss on early
      extinguishment of debt, net of tax.....         218,699            --               --             --            218,699
   Income taxes..............................       1,714,219        24,957           53,689             --          1,792,865

   Segment assets............................      17,318,797     3,532,774        5,510,414    (3,068,880)         23,293,105
   Capital expenditures......................         936,209        15,747           99,799             --          1,051,755

                             SPECIALTY CATALOG CORP.

19.  Selected Quarterly Financial Data (unaudited):


                         1999                                 1st Quarter      2nd Quarter       3rd Quarter       4th Quarter
                         ----                                 -----------      -----------       -----------       -----------
Net sales (1)..........................................       $13,266,668      $12,264,398       $10,189,321       $11,888,861
Gross profit (1).......................................         8,706,240        8,104,347         6,539,527         6,618,309
Net income (loss) (1)..................................           497,168          864,398          (74,525)         (487,555)
Earnings (loss) per share - Basic EPS
     Net income (loss).................................             $0.11            $0.20           $(0.02)           $(0.11)
     Weighted average shares outstanding...............         4,440,264        4,417,718         4,399,955         4,351,386
Earnings (loss) per share - Diluted EPS
     Net income (loss).................................             $0.11            $0.18           $(0.02)           $(0.11)
     Weighted average shares outstanding...............         4,723,636        4,698,616         4,399,955         4,351,386
                         1998                                 1st Quarter      2nd Quarter       3rd Quarter       4th Quarter
                         ----                                 -----------      -----------       -----------       -----------
Net sales .............................................       $13,308,564      $13,263,194       $11,011,492       $11,300,302
Gross profit...........................................         8,475,311        8,517,431         7,058,565         6,914,673
Net income (loss)......................................         (375,053)        1,134,911           319,544           491,979
Earnings (loss) per share - Basic EPS
     Net income (loss).................................           ($0.07)            $0.22             $0.06             $0.10
     Weighted average shares outstanding...............         5,042,386        5,057,001         5,057,001         4,979,282
Earnings (loss) per share - Diluted EPS
     Net income (loss).................................           ($0.07)            $0.21             $0.06             $0.09
     Weighted average shares outstanding...............         5,042,386        5,529,354         5,517,927         5,409,539
                         1997                                 1st Quarter      2nd Quarter       3rd Quarter       4th Quarter
                         ----                                 -----------      -----------       -----------       -----------
Net sales (2)..........................................       $10,973,253      $11,273,442        $9,285,242       $11,960,522
Gross profit (2).......................................         7,186,806        7,615,786         6,028,257         7,693,730
Income (loss) before extraordinary items...............         (555,937)        1,088,094           842,162         1,105,048
Net income (loss) (2)..................................         (717,504)        1,030,962           842,162         1,105,048
Earnings (loss) per share - Basic EPS
     Income (loss) before extraordinary items (3)......           ($0.12)            $0.22             $0.17             $0.22
     Net income (loss).................................           ($0.15)            $0.21             $0.17             $0.22
     Weighted average shares outstanding...............         4,701,666        4,929,096         4,967,001         5,016,389
Earnings (loss) per share - Diluted EPS
     Income (loss) before extraordinary items (3)......           ($0.12)            $0.20             $0.15             $0.20
     Net income (loss).................................           ($0.15)            $0.19             $0.15             $0.20
     Weighted average shares outstanding...............         4,701,666        5,534,395         5,543,028         5,540,784

(1) The fiscal year ended January 1, 2000 includes four months of activity of AHI, which was acquired by the Company on September 10, 1999. For the four months ended January 1, 2000, AHI had net sales of $886,690, gross profit of $256,905 and a net loss of $14,870.

(2) The fiscal year ended January 3, 1998 includes three months of activity of the Company's subsidiary, Daxbourne International Limited, which was acquired by the Company on October 3, 1997. For the three months ended January 3, 1998, Daxbourne had net sales of $1,172,376, gross profit of $844,171 and net income of $80,375.

(3) In 1997, the Company recorded a $218,699 extraordinary loss on the early retirement of debt (net of an income tax benefit of $149,083).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The response to this item is incorporated by reference from the discussion responsive thereto under the following captions in the Company's Proxy Statement relating to the 2000 Annual Meeting of Shareholders:

     "Election of Directors" and "Executive Compensation"

ITEM 11.          EXECUTIVE COMPENSATION

     The response to this item is incorporated by reference from the discussion responsive thereto under the following captions in the Company's Proxy Statement relating to the 2000 Annual Meeting of Shareholders:

     "Election of Directors" and "Executive Compensation"

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Principal Shareholders" in the Company's Proxy Statement relating to the 2000 Annual Meeting of Shareholders.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Certain Transactions" in the Company's Proxy Statement relating to the 2000 Annual Meeting of Shareholders.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   1.   FINANCIAL STATEMENTS

           The financial statements are listed under Part II, Item 8 of this Report

2.         FINANCIAL STATEMENT SCHEDULE

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                           Column A          Column B         Column C          Column D          Column E
                                           --------          --------         --------          --------          --------
                                                                     Additions
                                                                     ---------
                                           Balance at        Charged to         Charged                            Balance
                                            Beginning        Costs and         to other                             at end
             Description                    of period         Expenses         accounts         Deductions        of period
             -----------                    ---------         --------         --------         ----------        ---------
Year ended January 1, 2000:
   Allowance for doubtful accounts....          $65,621           $67,005              $--           $16,428          $116,198
   Accrued restructuring charge.......          $99,301          $730,000              $--          $802,210           $27,091
   Reserve for returns................         $452,635               $--       $9,782,865        $9,534,115          $701,385
Year ended January 2, 1999:
   Allowance for doubtful accounts....          $79,500           $17,000              $--           $30,879           $65,621
   Accrued restructuring charge.......               --          $469,558              $--          $370,257           $99,301
   Reserve for returns................         $730,958               $--       $7,625,322        $7,903,645          $452,635
Year ended January 3, 1998:
   Allowance for doubtful accounts....          $72,197           $45,360              $--           $38,057           $79,500
   Reserve for returns................         $515,597               $--       $8,311,507        $8,096,146          $730,958

     All other schedules for which provision is made in the applicable regulations of the Securities and Exchange Commission have been omitted because the information is disclosed in the Consolidated Financial Statements or because such schedules are not required or are not applicable.

3.       EXHIBITS

           The exhibits are listed under Part IV, Item 14(C) of this Report.

(b)  REPORTS ON FORM 8-K

     No reports on Form 8-K have been filed during the last quarter of the period covered by this report. Two reports on Form 8-K were filed subsequent to January 1, 2000: one on January 18, 2000 and the other on March 14, 2000 (see footnote 17 in the footnotes to the consolidated financial statements under Part II, Item 8 of this Report).

(c)  EXHIBITS

    EXHIBIT
      NO.                                                           DESCRIPTION
      ---                                                           -----------
      3.1        Certificate of Incorporation of the Registrant,  as amended.  Filed as Exhibit 3.01 to Specialty Catalog Corp.'s
                 Form S-1, File No. 333-10793.
      3.2        By Laws of the  Registrant,  as amended.  Filed as Exhibit 3.02 to Specialty  Catalog Corp.'s Form S-1, File No.
                 333-10793.
      4.1        Specimen  Certificate  representing  the  Common  Stock,  par value  $0.01 per share.  Filed as Exhibit  4.01 to
                 Specialty Catalog Corp.'s Form S-1, File No. 333-10793.
     10.1        1996 Stock Option Plan.  Filed as Exhibit 10.01 to Specialty Catalog Corp.'s Form S-1, File No. 333-10793.
     10.2        Employment  Agreement  dated as of October 4, 1996 between the Registrant  and Steven L. Bock.  Filed as Exhibit
                 10.02 to Specialty Catalog Corp.'s Form S-1, File No. 333-10793.
     10.3        Lease dated July 10, 1985  between  Simon D. Young,  Trustee of the Sandpy  Realty  Trust,  ("Trustee"),  and SC
                 Corporation  (f/k/a Wigs by Paula) for premises located at 21 Bristol Drive,  South Easton, MA. Filed as Exhibit
                 10.18 to Specialty Catalog Corp.'s Form S-1, File No. 333-10793.
     10.4        First Amendment of Lease, dated March 15, 1986,  between the Trustee and SC Corporation.  Filed as Exhibit 10.19
                 to Specialty Catalog Corp.'s Form S-1, File No. 333-10793.
     10.5        Second Amendment to Lease, dated March 1, 1989,  between the Trustee and SC Corporation.  Filed as Exhibit 10.20
                 to Specialty Catalog Corp.'s Form S-1, File No. 333-10793.
     10.6        Third  Amendment  to Lease,  dated  October 22, 1993  between the Trustee and SC  Corporation.  Filed as Exhibit
                 10.21 to Specialty Catalog Corp.'s Form S-1, File No. 333-10793.
     10.7        Supplemental  Defined  Contribution Plan. Filed as Exhibit 10.31 to Specialty Catalog Corp.'s Form S-1, File No.
                 333-10793.
     10.8        Net Building Lease dated March 7, 1997 between Campanelli Investment Properties and the Registrant for premises located at 128 Campanelli Industrial Drive, Brockton, MA. Filed as Exhibit 10.36 to Specialty Catalog Corp.'s Form
                 10-K, dated March 27, 1997, File No. 0-21499.
     10.9        Credit Agreement dated March 12, 1997 between Fleet National Bank (the "Bank") (f/k/a BankBoston,  N.A.) and the
                 Registrant.  Filed as Exhibit  10.37 to  Specialty  Catalog  Corp.'s Form 10-K,  dated March 27, 1997,  File No.
                 0-21499.
     10.10       First Amendment to Credit Agreement dated as of October 3, 1997 between the Bank and the Registrant, Filed as
                 Exhibit 10.4 to Specialty Catalog Corp.'s Form 10-Q, dated November 6, 1997, File No. 0-21499.
     10.11       Credit Agreement dated as of October 3, 1997 between the Bank (acting through its London Branch) and Daxbourne
                 International Limited, a subsidiary of the Registrant, Filed as Exhibit 10.5 to Specialty Catalog Corp.'s Form 10-
                 Q, dated November 6, 1997, File No. 0-21499.
     10.12       Fourth Amendment to Lease, dated November 26, 1997 between the Trustee and SC Corporation, Filed as Exhibit 10.41
                 to Specialty Catalog Corp.'s Form 10-K, dated March 26, 1998, File No. 0-21499.


    EXHIBIT
      NO.                                                           DESCRIPTION
      ---                                                           -----------
     10.13       Third Amendment to the Credit and Guaranty Agreement and Second Amendment to the Credit Agreement, Dated as of
                 September 30, 1998 between the Bank and the Registrant, Filed as Exhibit 10.02 to Specialty Catalog Corp.'s Form
                 10-Q, dated November 16, 1998, File No. 0-21499.
     10.14       Fourth Amendment to the Credit and Guaranty Agreement and Third Amendment to the Credit Agreement, Dated as of
                 December 21, 1998 between the Bank and the Registrant, Filed as Exhibit 10.21 to Specialty Catalog Corp.'s Form
                 10-K, dated March 29, 1999, File No. 0-21499.
     10.15       Fifth Amendment to Credit and Guaranty Agreement and Fourth Amendment to Credit Agreement Dated as of August 10,
                 1999 between the Bank and the Registrant, Filed as Exhibit 10.2 to Specialty Catalog Corp.'s Form 10-Q, dated
                 November 15, 1999, File No. 0-21499.
     10.16       Sixth Amendment to Credit and Guaranty Agreement and Fifth Amendment to Credit Agreement Dated as of November 10,
                 1999 between the Bank and the Registrant, Filed as Exhibit 10.1 to Specialty Catalog Corp.'s Form 10-Q, dated
                 November 15, 1999, File No. 0-21499.
     10.17       First  Amendment to Employment  Agreement  dated as of June 24, 1999 between the  Registrant and Steven L. Bock,
                 Filed herewith.
     10.18       Second  Amendment to  Employment  Agreement  dated as of December 2, 1999 between the  Registrant  and Steven L.
                 Bock, Filed herewith.
     10.19       Seventh Amendment to Credit and Guaranty Agreement and Sixth Amendment to Credit Agreement Dated as of March 3,
                 2000 between the Bank and the Registrant, Filed herewith.
     21.1        Subsidiaries of the Registrant, Filed herewith.
     23.1        Consent of Deloitte & Touche LLP, Filed herewith.
     27.1        Financial Data Schedule (for EDGAR filing purposes only), Filed herewith.

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

                                            SPECIALTY CATALOG CORP.

                                            By:  /s/ Steven L. Bock
                                                 ------------------
                                                 Steven L. Bock
                                                 Chairman, President and
                                                 Chief Executive Officer

                                            By:  /s/ Thomas McCain
                                                 -----------------
                                                 Thomas McCain
                                                 Senior Vice President and
                                                 Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated. By so signing, each of the undersigned, in his or her capacity as a director or officer, or both, as the case may be, of the Registrant, does hereby appoint Steven L. Bock and Thomas K. McCain, and each of them severally and jointly, his or her true and lawful attorneys or attorney to execute in his or her name, place and stead, in his or her capacity as a director or officer or both, as the case may be, of the Registrant, this report on Form 10-K and any and all amendments to said report and all instruments necessary or incidental in connection therewith, and to file the same with Securities and Exchange Commission. Each of said attorneys shall have full power and authority to do and perform in the name and on behalf of each of the undersigned, in any and all capacities, every act whatsoever requisite or necessary to be done in the premises as fully and to all intents and purposes as each of the undersigned might or could do in person, hereby ratifying and approving the acts of said attorneys and each of them.

                 Signatures                                         Title                                    Date
                 ----------                                         -----                                    ----
            /s/ Steven L. Bock                Chairman of the Board, President and Chief                March 30, 2000
            -------------------               Executive Officer (Principal Executive Officer)
               Steven L. Bock

             /s/ Thomas McCain                Senior Vice President and Chief Financial                 March 30, 2000
             ------------------               Officer (Principal Financial and Accounting
               Thomas McCain                  Officer)

             /s/ David Cicurel                Director                                                  March 30, 2000
             ------------------
               David Cicurel

          /s/ Martin E. Franklin              Director                                                  March 30, 2000
          -----------------------
             Martin E. Franklin

            /s/ Samuel L. Katz                Director                                                  March 30, 2000
            -------------------
               Samuel L. Katz

              /s/ Guy Naggar                  Director                                                  March 30, 2000
              ---------------
                 Guy Naggar