Form 10-Q
period 2000-04-01
SPECIALTY CATALOG CORP
filed 2000-05-16
CIK 1020897

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549
                               ----------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the period ended April 1, 2000


                                       OR


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 0-21499
                           -------------------------

                            SPECIALTY CATALOG CORP.
            (Exact Name of Registrant as Specified in Its Charter)


                  DELAWARE                                  04-3253301
     (State or other jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                    Identification No.)


             21 BRISTOL DRIVE
        SOUTH EASTON, MASSACHUSETTS                            02375
  (Address of principal executive offices)                   (Zip Code

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

      Number of shares of the Registrant's Common Stock outstanding as of May 1, 2000: 4,337,886.

================================================================================

                            SPECIALTY CATALOG CORP.

                                     INDEX

                         PART I. FINANCIAL STATEMENTS

                                                                                                  Page No.
                                                                                                  --------
Item 1.   Condensed  Consolidated Financial Statements as of April 1, 2000 and January 1,
          2000, and for the Three Months Ended April 1, 2000 and April 3, 1999

          Condensed Consolidated Statements of Operations                                            3

          Condensed Consolidated Balance Sheets                                                      4

          Condensed Consolidated Statements of Cash Flows                                            5

          Notes to Condensed Consolidated Financial Statements                                       6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of                11
          Operations

                                     PART II. OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                                          14

          Signatures                                                                                15

PART I.  FINANCIAL STATEMENTS

Item 1.  Condensed Consolidated Financial Statements


                            SPECIALTY CATALOG CORP.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                                    Three Months Ended
                                                            April 1, 2000        April 3, 1999
                                                            -------------        -------------
Net sales...............................................     $ 13,963,300         $ 13,266,668
Cost of sales (including buying, occupancy and order
    fulfillment costs)..................................        4,867,849            4,560,428
                                                            -------------        -------------
Gross profit............................................        9,095,451            8,706,240
Operating expenses......................................        8,548,359            7,468,154
Depreciation and amortization...........................          399,701              197,936
                                                            -------------        -------------
Income from operations..................................          147,391            1,040,150
Interest expense, net...................................          214,580              195,813
                                                            -------------        -------------
Income (loss) before income taxes.......................          (67,189)             844,337
Income tax provision (benefit)..........................          (27,560)             347,169
                                                            -------------        -------------
Net income (loss).......................................          (39,629)             497,168
                                                            -------------        -------------
Other comprehensive income (loss).......................            4,667              (36,286)
                                                            -------------        -------------
Comprehensive income (loss).............................     $    (34,962)        $    460,882
                                                            =============        =============

Earnings per share - Basic EPS:
      Net income (loss) per share.......................     $      (0.01)        $       0.11
                                                            =============        =============
      Weighted average shares outstanding...............        4,351,386            4,440,264
                                                            =============        =============

Earnings per share - Diluted EPS:
      Net income (loss) per share.......................     $      (0.01)        $       0.11
                                                            =============        =============
      Weighted average shares outstanding...............        4,351,386            4,723,636
                                                            =============        =============

           See notes to condensed consolidated financial statements.

                            SPECIALTY CATALOG CORP.
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                           April 1,        January 1,         April 3,
                                                                             2000             2000              1999
                                                                             ----             ----              ----
                                                                          (unaudited)       (audited)      (unaudited)
                                 Assets
Current assets:
      Cash and cash equivalents......................................   $    202,181    $  1,136,847    $    911,969
      Accounts receivable, net.......................................      1,545,581       1,206,490       1,204,924
      Inventories....................................................      5,178,285       5,626,304       5,156,821
      Prepaid expenses...............................................      4,815,705       4,012,538       3,620,620
                                                                        ------------    ------------    ------------
               Total current assets..................................     11,741,752      11,982,179      10,894,334
                                                                        ------------    ------------    ------------
Property, plant and equipment, net...................................      4,458,544       4,326,710       3,249,525
Intangible assets, net...............................................      4,413,270       4,563,627       3,469,341
Deferred income taxes................................................      4,463,318       4,338,843       4,378,682
Other assets.........................................................        188,190         211,918         211,856
                                                                        ------------    ------------    ------------
                Total assets.........................................   $ 25,265,074    $ 25,423,277    $ 22,203,738
                                                                        ============    ============    ============
                     Liabilities and Shareholders' Equity
Current liabilities:
      Accounts payable and accrued expenses..........................   $  5,790,498    $  4,261,400    $  3,486,672
      Liabilities to customers.......................................      1,667,366       1,169,256         965,498
      Short-term borrowings..........................................      4,744,824       6,401,238       4,039,272
      Income taxes payable...........................................        500,944         449,577         325,562
      Current portion of long-term debt..............................      2,369,706       2,125,000       1,958,863
                                                                        ------------    ------------    ------------
                Total current liabilities............................     15,073,338      14,406,471      10,775,867
                                                                        ------------    ------------    ------------
Long-term debt.......................................................      2,140,824       2,900,000       3,516,940
Other long-term liabilities..........................................        346,943         377,875         234,667
Commitments and contingencies
Shareholders' equity:
      Common stock...................................................         52,397          52,397          52,397
      Additional paid-in capital.....................................     16,159,570      16,159,570      16,159,570
      Deferred compensation..........................................              -              -          (43,988)
      Accumulated other comprehensive loss...........................        (46,583)        (51,250)        (20,360)
      Accumulated deficit............................................     (5,629,683)     (5,590,054)     (5,892,372)
                                                                        ------------    ------------    ------------
                                                                          10,535,701      10,570,663      10,255,247
      Less treasury stock, at cost, 888,388 shares at April 1, 2000
        and January 1, 2000, and 822,188 shares at April 3, 1999.....     (2,831,732)     (2,831,732)     (2,578,983)
                                                                        ------------    ------------    ------------
              Total shareholders' equity ............................      7,703,969       7,738,931       7,676,264
                                                                        ------------    ------------    ------------
                    Total liabilities and shareholders' equity ......   $ 25,265,074    $ 25,423,277    $ 22,203,738
                                                                        ============    ============    ============

           See notes to condensed consolidated financial statements.

                            SPECIALTY CATALOG CORP.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                                      Three months ended
                                                                             April 1, 2000          April 3, 1999
                                                                             -------------          -------------
Cash flows from operating activities:
Net income (loss)....................................................        $     (39,629)         $     497,168
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization....................................              399,701                197,936
    Deferred income taxes............................................             (121,358)               348,659
    Amortization of deferred compensation............................                   --                  4,375
    Changes in operating assets and liabilities:
      Accounts receivable, net.......................................             (343,966)                 3,032
      Inventories....................................................              435,630                214,318
      Prepaid expenses...............................................             (804,610)               184,486
      Other assets...................................................               22,701                (34,861)
      Accounts payable and accrued expenses..........................            1,540,923               (273,359)
      Liabilities to customers.......................................              498,110                289,051
      Income taxes payable...........................................               55,213                 58,509
      Other long-term liabilities....................................               (4,167)                    --
                                                                             -------------          -------------
Net cash provided by operating activities............................            1,638,548              1,489,314
                                                                             -------------          -------------
Cash flows from investing activities:
     Purchases of property, plant and equipment......................             (432,684)              (339,465)
                                                                             -------------          -------------
Net cash used in investing activities................................             (432,684)              (339,465)
                                                                             -------------          -------------

Cash flows from financing activities:
     Repayments on short-term borrowings, net........................           (1,632,871)              (990,285)
     Purchases of treasury stock.....................................                   --               (225,342)
     Repayments of long-term debt....................................             (500,000)              (102,154)
     Repayments of capital lease obligations.........................              (26,765)               (17,209)
                                                                             -------------          -------------
Net cash used in financing activities................................           (2,159,636)            (1,334,990)
                                                                             -------------          -------------

Effect of exchange rate changes on cash and cash equivalents.........               19,106                   (761)
                                                                             -------------          -------------

Decrease in cash and cash equivalents................................             (934,666)              (185,902)

Cash and cash equivalents, beginning of year.........................            1,136,847              1,097,871
                                                                             -------------          -------------

Cash and cash equivalents, end of year...............................        $     202,181          $     911,969
                                                                             =============          =============

Supplemental disclosures of cash flow information:
     During the three months ended April 1, 2000 and April 3, 1999, the Company received federal income tax refunds of $320,000 and $375,000, respectively.

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

                            SPECIALTY CATALOG CORP.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1.   Basis of Presentation

     These unaudited condensed consolidated financial statements should be read in conjunction with the Form 10-K of Specialty Catalog Corp. (the "Company") for the fiscal year ended January 1, 2000, and the consolidated financial statements and footnotes included therein. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. The results of operations for the three months ended April 1, 2000 are not necessarily indicative of the results for the entire fiscal year ending December 30, 2000.

     The condensed consolidated financial statements for the three months ended April 1, 2000 and April 3, 1999 are unaudited but include, in the Company's opinion, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results for the periods presented.

2.   Accounting Policies

     The accounting policies underlying the condensed consolidated financial statements are those set forth in Note 1 of the consolidated financial statements included in the Company's Form 10-K for the year ended January 1, 2000.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company has not yet determined the effect, if any, of adopting SFAS No. 133 on the condensed consolidated financial statements.

     Certain amounts in the 1999 financial statements have been reclassified to conform to the 2000 presentation.

3.   Reconciliation of Basic and Diluted Earnings per Share

     The following table (in thousands) shows the amounts used in computing basic and diluted earnings per share for net income (loss) and the effects of potentially dilutive options on the weighted average number of shares outstanding.

                                                                   For the three months ended
                                                        April 1, 2000                      April 3, 1999
                                                        -------------                      -------------
                                                      Net Loss            Shares       Net Income            Shares
                                                      --------            ------       ----------            ------
Basic earnings per share                               $  (40)             4,351            $ 497             4,440
Effect of dilutive options                                 --                 --               --               284
                                                       ------              -----            -----             -----
Diluted earnings per share                             $  (40)             4,351            $ 497             4,724
                                                       ======              =====            =====             =====

     Options to purchase 953,477 shares of common stock ranging from $0.31 to $7.15 per share were not included in computing diluted EPS for the three months ended April 1, 2000 because their effects were antidilutive. Options to purchase 585,435 shares of common stock ranging from $5.33 to $7.15 per share were not included in computing diluted EPS for the three months ended April 3, 1999 because their effects were antidilutive.

                            SPECIALTY CATALOG CORP.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (unaudited)

4.   Operating Expenses

   Charges Related to Golub Transaction

     On December 3, 1999, the Company and Golub Associates, Inc. ("GAI") jointly announced the execution of a non-binding letter of intent pursuant to which GAI would lead a transaction to acquire all of the outstanding common stock of Specialty Catalog Corp. for a cash purchase price of $5.00 per share. This transaction was subject to various contingencies. On January 19, 2000, a merger agreement was entered into which provided for a cash merger in which the holders of common stock of the Company immediately prior to the effective date of the merger would have received $5.00 per share of the Company's common stock. The merger agreement was subject to the satisfaction of a number of closing conditions. On March 9, 2000, the Company announced that the Company and GAI and its affiliates had mutually terminated the merger agreement because, even though financing had been arranged, certain other closing conditions could not be satisfied in a timely manner. The Company recorded charges of approximately $352,000 to operating expenses during the three months ended April 1, 2000.

   Resignation of Chief Executive Officer

     In August 1999, the Company announced the resignation of its chief executive officer. In connection with the resignation and its search for a new chief executive officer, in the third quarter of 1999, the Company recorded a pretax charge of $500,000, consisting of severance and other severance related benefits and recruiting fees incurred. Coincident with the execution of the GAI merger agreement (see footnote 5), the Company and Mr. Bock entered into an amendment to his employment agreement wherein Mr. Bock agreed to remain with the Company until the earlier of June 30, 2000, or the closing of the GAI merger agreement. Under the terms of the employment agreement, as amended, Mr. Bock was paid a severance payment of $325,000 on January 3, 2000. There was no accrued compensation expense at April 1, 2000 in connection with these charges.

     Also, under the terms of the agreement and the amendment to the employment agreement, Mr. Bock is entitled to receive his normal compensation until June 30, 2000, and a bonus of $175,000, $75,000 of which was paid on January 3, 2000, $50,000 of which was paid on or about March 14, 2000, and $50,000 of which was paid on or about April 5, 2000. One-half of these bonus payments, or $87,500, was charged to operating expenses during the three months ended April 1, 2000, and the remaining $87,500 will be charged to operating expenses during the second quarter of 2000.

    Closure of Paula's Hatbox Catalog

     During the fourth quarter of 1999, in a move motivated by the desire to exit the competitive ladies ready-to-wear market segment, and to dedicate its focus and resources on the growth and development of the Company's core wig businesses, the Company decided to stop circulating the Paula's Hatbox(R) catalog. The Company recorded a pretax charge of $730,000 in October 1999 related to severance and severance related benefits, the write-off of remaining unamortized deferred catalog costs and inventory write-offs. There was no accrued restructuring charge remaining at April 1, 2000 in connection with this closure.

   Special Charges in 1998

     In August 1998, the Company announced a reorganization of certain management positions. In connection with this reorganization, the Company recorded in the third quarter of 1998 a pretax charge of $469,558, consisting of severance pay and other severance related benefits for five former employees of the Company. The Company

                            SPECIALTY CATALOG CORP.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (unaudited)

paid out the severance and severance related benefits through July 1999. Included in accrued expenses at April 3, 1999 were accrued restructuring charges of $53,917.

5.   Long-Term Debt

     On May 12, 2000, the Company and Fleet National Bank (the "Bank") amended the Credit and Guaranty Agreement (the "Amended BKB Agreement"). The amended agreement modifies the definition of Consolidated EBITDA to exclude the special charges associated with the terminated transaction with Golub Associates Inc. In addition, certain debt covenants were amended. The Amended BKB Agreement matures in October 2001 and has repayments of $1,750,000 in 2000 and $2,250,000 in 2001.

6.   Subsequent Events

   Rights Agreement

     On April 11, 2000, the board of directors of the Company adopted a stockholder rights plan pursuant to a Rights Agreement dated as of April 11, 2000, between the Company and Continental Stock Transfer and Trust Company, as Rights Agent. The Rights Agreement is effective as of April 11, 2000 for all shares of Common Stock outstanding on such date and for all shares of Common Stock issued thereafter and prior to the earliest of the Distribution Date (as defined in the Rights Agreement). Each Right shall be exercisable (as defined in the Rights Agreement) by the registered holder of a Right Certificate to purchase 1/1000/th/ of a share of Series A Preferred Stock, subject to adjustment, at an exercise price per 1/1000/th/ of a share of Series A Preferred Stock of $15, subject to adjustment. Each 1/1000/th/ of a share of Series A Preferred Stock will have economic attributes (i.e., participation in dividends and voting rights) substantially equivalent to one whole share of the Common Stock of the Company. The Rights will expire on the tenth anniversary of the date of the Rights Agreement unless earlier redeemed or exchanged by the Company as provided in the Rights Agreement. For further information, a detailed description of the Rights Agreement included in a current report on Form 8-K was filed with the Securities and Exchange Commission on April 11, 2000.

   Executive Officer Appointment

     On May 9, 2000, the Company announced the appointment of Joseph J. Grabowski (age 53) as president of the Company effective immediately. On July 1, 2000, Mr. Grabowski will assume the title of CEO, replacing Steven L. Bock whose resignation, effective June 30, 2000, was previously announced.

     The term of the executive employment agreement between the Company and Mr. Grabowski commenced on May 8, 2000 and terminates on May 7, 2002 (the "Initial Term"). Under this employment agreement, Mr. Grabowski will receive an annual salary of $300,000. Mr. Grabowski will be eligible for a performance bonus ranging between 0% to 100% of his annual salary, based upon the Company's performance as compared against the annual plan approved by the Board. Upon the termination of the Initial Term, this agreement shall automatically renew for successive one year periods unless either party gives the other written notice of its election not to renew at least 90 days before the expiration of the Initial Term or any renewal period. Upon executing this agreement, Mr. Grabowski was granted options under the 2000 Stock Incentive Plan, subject to shareholder approval, to purchase 250,000 shares of common stock of the Company, at the fair market value price on the commencement date of his employment agreement. The Company shall obtain and maintain at all times during the Initial Term a term life insurance policy on Mr. Grabowski of $500,000, of which a designee of Mr. Grabowski is the beneficiary.

                            SPECIALTY CATALOG CORP.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (unaudited)

The Company may terminate Mr. Grabowski's employment: (i) upon his death or permanent disability and (ii) if he engages in conduct that constitutes "cause". Mr. Grabowski may terminate his agreement for "Good Reason" as defined in the employment agreement. In the event Mr. Grabowski's employment is terminated for any reason other than "cause", Mr. Grabowski will receive a "Termination Payment" as defined in the employment agreement. Mr. Grabowski's employment agreement contains non-competition and other restrictions effective during the term of employment and for a one-year period thereafter.

7.   Business Segments and Financial Information by Geographic Location

     Specialty Catalog Corp. has four reportable segments: SC Direct, Daxbourne International Limited, SC Publishing and American Healthcare Institute. The SC Direct segment sells women's wigs and hairpieces using two distinct catalogs:
Paula Young(R) and Especially Yours(R). In addition, prior to the end of 1999, SC Direct sold apparel, hats and other fashion accessories through its Paula's Hatbox(R) catalog. Daxbourne International Limited is a retailer and wholesaler of women's wigs, hairpieces and related products in the United Kingdom. SC Publishing distributes catalogs under its Western Schools(R) brand and specializes in providing continuing education courses to nurses and accounting professionals. American Healthcare Institute, which was acquired by the Company on September 10, 1999, distributes catalogs under its own name and specializes in providing continuing education seminars and conferences to nurses and other mental health professionals.

     The accounting policies of the reportable segments are the same as those described in Note 1 of the consolidated financial statements included in the Company's Form 10-K for the year ended January 1, 2000. The Company's reportable segments are strategic business units that offer either different products or operate in different geographic locations. The Company markets its products in two major geographic areas, the United States and the United Kingdom. SC Direct, SC Publishing and American Healthcare Institute market their products and maintain their assets in the United States. Daxbourne International Limited markets its products and maintains its assets in the United Kingdom.

                            SPECIALTY CATALOG CORP.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (unaudited)

     A summary of information about the Company's operations by segment for the three months ended April 1, 2000 and April 3, 1999 follows (intersegment eliminations are intercompany receivables and investments in subsidiaries):

                                                                                 American
                                         SC                           SC        Healthcare       Intersegment
                                       Direct       Daxbourne     Publishing    Institute        Eliminations         Total
                                       ------       ---------     ----------    ---------        ------------         -----
  For the three months ended
     April 1, 2000
   Net sales..................    $10,004,688      $1,444,037     $1,701,282    $  813,293       $        --      $  13,963,300
   Gross profit...............      6,286,607       1,002,369      1,356,342       450,133                --          9,095,451
   Operating expenses.........      6,686,156         649,160        722,910       490,133                --          8,548,359
   Depreciation and
     amortization.............        261,750          93,434         10,672        33,845                --            399,701
   Income (loss) from
     operations...............       (661,299)        259,775        622,760       (73,845)               --            147,391
   Interest expense, net......        155,204          59,376             --            --                --            214,580
   Income tax provision
     (benefit)................       (329,460)         76,696        255,332       (30,128)               --            (27,560)

   Segment assets.............     20,116,284       4,998,529      4,745,380     2,413,791       $(7,008,910)        25,265,074
   Capital expenditures.......        380,050          15,359             --        37,275                --            432,684

                                                                                  American
                                      SC                              SC         Healthcare      Intersegment
                                    Direct         Daxbourne      Publishing     Institute       Eliminations         Total
                                    ------         ---------      ----------     ---------       ------------         -----
  For the three months ended
     April 3, 1999
   Net sales..................    $10,300,330      $1,389,169     $1,577,169    $        --      $          --    $  13,266,668
   Gross profit...............      6,518,594         985,225      1,202,421             --                 --        8,706,240
   Operating expenses.........      6,186,097         661,793        620,264             --                 --        7,468,154
   Depreciation and
     amortization.............         91,525          95,484         10,927             --                 --          197,936
   Income from operations.....        240,972         227,948        571,230             --                 --        1,040,150
   Interest expense, net......        129,852          65,961             --             --                 --          195,813
   Income tax provision.......         45,560          67,392        234,217             --                 --          347,169

   Segment assets.............     17,353,209       5,094,904      4,005,714             --      $  (4,250,089)      22,203,738
   Capital expenditures.......        334,012              --          5,453             --                 --          339,465

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     In addition to the historical information contained herein, this Quarterly Report on Form 10-Q for the Company may contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 ("Exchange Act"), including, but not limited to, the Company's expected future revenues, operations and expenditures, estimates of the potential markets for the Company's products, assessments of competitors and potential competitors and projected timetables for the market introduction of the Company's products. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, but not limited to, the following risks and uncertainties: (i) the Company's indebtedness and future capital requirements, (ii) increasing postal rates, paper prices and media costs, (iii) limited sources of fiber used to make the Company's products, (iv) the limited number of suppliers of the Company's products, (v) the Company's dependence upon foreign suppliers, especially in China, Indonesia and Korea, (vi) the customary risks of doing business abroad, including fluctuations in the value of currencies, (vii) the potential development of a cure for hair loss and cancer treatment improvements, (viii) the effectiveness of the Company's catalogs and advertising programs, (ix) the Company's competition and (x) the impact of acquisitions on the Company's prospects. Additional information concerning certain risks and uncertainties that could cause actual results to differ materially from those projected or suggested in the forward-looking statements is contained in the Company's filings with the Securities and Exchange Commission, including those risks and uncertainties discussed under the caption "Risk Factors" in the Company's Form 10-K for the year ended January 1, 2000. The forward-looking statements contained herein represent the Company's judgment as of the date of this Quarterly Report on Form 10-Q, and the Company cautions readers not to place undue reliance on such statements.

Three Months Ended April 1, 2000 Compared to the Three Months Ended April 3,
1999

     Net sales increased to $14.0 million for the three months ended April 1, 2000 from $13.3 million for the three months ended April 3, 1999, an increase of approximately $697,000, or 5.2 per cent. This increase was due to: (i) the addition of approximately $813,000 in net sales from American Healthcare Institute ("AHI"), which was acquired by the Company in September 1999 and (ii) increases in SC Publishing's and Daxbourne's net sales of approximately $124,000 and $55,000, respectively, primarily due to improved customer response rates as a result of changes in circulation strategies. These net sales increases for the three months ended April 1, 2000 were offset by lower SC Direct net sales of approximately $295,000. The decrease in SC Direct's net sales was primarily due to a decrease of approximately $914,000 in net sales from its Paula Hatbox(R) catalog, as a result of the Company's decision in the fourth quarter of 1999 to no longer circulate this catalog, offset by increases in SC Direct's Paula Young(R) and Especially Yours(R) catalogs of approximately $572,000 and $46,000, respectively, due primarily to increased orders from increased circulation of its catalogs to new and expanded advertising channels and sales over the Internet as well as an increase in average order sizes, attributable to changes in the product mix in both catalogs.

     Gross margin as a percentage of net sales decreased to 65.1 per cent for the three months ended April 1, 2000 from 65.6 per cent for the three months ended April 3, 1999. Gross margin increased to $9.1 million for the three months ended April 1, 2000 from $8.7 million for the three months ended April 3, 1999, an increase of approximately $389,000, or 4.5 per cent, as a result of the increase in net sales discussed above, offset by the reduction in the gross margin rate mentioned above.

     Operating expenses increased to $8.9 million for the three months ended April 1, 2000 from $7.7 million for the three months ended April 3, 1999, an increase of $1.2 million, or 15.6 per cent. This increase was primarily due to
(i) the addition of approximately $524,000 of operating expenses from AHI, (ii) approximately $439,000 related to costs incurred in connection with the bonus paid to the chief executive officer and the terminated sale of the Company's common stock to Golub Associates, Inc., (iii) additional catalog production expenses of approximately $301,000, as a result of an increase in the number of catalogs mailed due to renewed circulation to inactive customer files in an effort to reactivate these names and (iv) increased depreciation and amortization of approximately $202,000 related to the implementation of the Company's catalog information system in August 1999.

     Excluding the pretax special charges associated with the terminated transaction with Golub Associates Inc. mentioned above, net income for the three months ended April 1, 2000 would have been approximately $220,000, or $0.05 per diluted share. On this basis, EBITDA (net income before interest, income taxes, depreciation and amortization) for the three months ended April 1, 2000 was approximately $987,000. On an actual basis, EBITDA was approximately $547,000 for the three months ended April 1, 2000.

     Interest expense, net of interest income, increased to approximately $215,000 for the three months ended April 1, 2000 from approximately $196,000 for the three months ended April 3, 1999, an increase of approximately $18,000, or 9.2 per cent. The increase was attributable to higher average principal amounts outstanding on the Company's bank facility as well as increased interest rates during the first quarter of 2000 compared to the first quarter of 1999.

Liquidity and Capital Resources

     Net cash flow used by the Company for the three months ended April 1, 2000 was approximately $935,000, of which $2.2 million and approximately $433,000 was used in financing activities and investing activities, respectively, offset by $1.6 million provided by operating activities. The major factors that caused the difference between net loss and net cash flows provided by operations for the three months ended April 1, 2000 were: increases in: (i) cash working capital items of $1.4 million, and (ii) depreciation and amortization expense of approximately $400,000, offset by a decrease in deferred income taxes of approximately $121,000. The $2.2 million in net cash used in financing activities was primarily due to: (i) the repayment of $1.6 million in short-term borrowings, (ii) the repayment of $500,000 of long-term debt, and (iii) the repayment of approximately $27,000 related to capital leases. The Company used approximately $433,000 in investing activities for computer and equipment purchases.

     On April 11, 2000, the board of directors of the Company adopted a stockholder rights plan pursuant to a Rights Agreement dated as of April 11, 2000, between the Company and Continental Stock Transfer and Trust Company, as Rights Agent. The Rights Agreement is effective as of April 11, 2000 for all shares of Common Stock outstanding on such date and for all shares of Common Stock issued thereafter and prior to the earliest of the Distribution Date (as defined in the Rights Agreement). Each Right shall be exercisable (as defined in the Rights Agreement) by the registered holder of a Right Certificate to purchase 1/1000/th/ of a share of Series A Preferred Stock, subject to adjustment, at an exercise price per 1/1000/th/ of a share of Series A Preferred Stock of $15, subject to adjustment. Each 1/1000/th/ of a share of Series A Preferred Stock will have economic attributes (i.e., participation in dividends and voting rights) substantially equivalent to one whole share of the Common Stock of the Company. The Rights will expire on the tenth anniversary of the date of the Rights Agreement unless earlier redeemed or exchanged by the Company as provided in the Rights Agreement. For further information, a detailed description of the Rights Agreement included in a current report on Form 8-K was filed with the Securities and Exchange Commission on April 11, 2000.

     On May 12, 2000, the Company and Fleet National Bank (the "Bank") amended the Amended BKB Agreement. The amended agreement modifies the definition of Consolidated EBITDA to exclude the special charges associated with the terminated transaction with Golub Associates Inc. In addition, certain debt covenants were amended. The Amended BKB Agreement matures in October 2001 and has repayments of $1,750,000 in 2000 and $2,250,000 in 2001.

     The Company's cash flow from operations and available credit facilities are considered adequate to fund planned business operations and both the short-term and long-term capital needs of the Company. However, certain events, such as an additional significant acquisition, could require new external financing.

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

Quantitative and Qualitative Disclosures About Market Risk

     The Company's primary exposures to market risks include fluctuations in interest rates on its short-term and long-term borrowings of $9.3 million as of April 1, 2000 under its credit facility and in foreign currency exchange rates. The Company does not use derivative financial instruments. Historically, the Company has not experienced material gains or losses due to interest rate changes. Management does not believe that the risk inherent in the variable-rate nature of these instruments will have a material adverse effect on the Company's consolidated financial statements. However, no assurance can be given that such a risk will not have a material adverse effect on the Company's consolidated financial statements in the future.

     The Company's Term Loan and Line of Credit bear interest rates based on either a base rate or a LIBOR contract rate. The Company's UK Term Loan and the UK Line of Credit bear interest rates based on either a Sterling base rate or a LIBOR contract rate.

     As of April 1, 2000, the outstanding balance on all of the Company's credit facilities was $9,255,354. Based on this balance, an immediate change of one per cent in the interest rate would cause a change in interest expense of approximately $93,000 on an annual basis. The Company's objective in maintaining these variable rate borrowings is the flexibility obtained regarding early repayment without penalties and lower overall cost as compared with fixed-rate borrowings.

     The foreign currencies to which the Company has the most significant exchange rate exposure are the British Pound, Chinese Yuan, Indonesian Rupiah and Korean Won. The Company expects that most of its wigs and hairpieces will continue to be manufactured in China, Indonesia and Korea in the future. Although a substantial portion of the Company's transactions with these countries occurs in US dollars, the Company's operations may be subject to fluctuations in the value of these countries' currencies. Although to date such exchange rate exposures have not had a significant effect on the Company's business operations, no assurance can be given that such exchange rate exposures will not have a material adverse effect on the Company's business operations in the future.

PART II.  OTHER INFORMATION

ITEM 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

     10.1 Employment Agreement dated as of May 8, 2000 between the Registrant and Joseph Grabowski, filed herewith.
     10.2 Eighth Amendment to Credit and Guaranty Agreement and Seventh Amendment to Credit Agreement dated as of May 12, 2000 between the Fleet National Bank and the Registrant, filed herewith.
     10.3 Rights Agreement between Specialty Catalog Corp. and Continental Stock Transfer and Trust Company, as Rights Agent. Filed as
               Exhibit 4.1 to Specialty Catalog Corp's Form 8-K, dated April 11, 2000, File No. 0-21499.
     27.1 Financial Data Schedule (for EDGAR filing purposes only), filed herewith.

(b)  Reports on Form 8-K

     Three reports on Form 8-K were filed during the three months ended April 1, 2000:

               . January 18, 2000 - Agreement and Plan of Recapitalization and Merger by and among Golub Associates Incorporated, Catalog Acquisition Corp. and Specialty Catalog Corp.; and Company Option Agreement by and among Golub Associates Incorporated and Specialty Catalog Corp.
               . February 11, 2000 - Agreement extending the time available to Golub Associates Incorporated to secure its financing commitments until March 1, 2000.
               . March 14, 2000 - Termination of Agreement and Plan of Recapitalization and Merger by and among Golub Associates Incorporated, Catalog Acquisition Corp. and Specialty Catalog Corp

     Reports on Form 8-K filed subsequent to the three months ended April 1, 2000:

               . April 11, 2000 - Rights Agreement between Specialty Catalog Corp. and Continental Stock Transfer and Trust Company, as Rights Agent.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           SPECIALTY CATALOG CORP.


  Dated: May 15, 2000                      By:  /s/ Joseph Grabowski
                                                --------------------------------
                                                President



  Dated: May 15, 2000                      By:  /s/ Thomas McCain
                                                --------------------------------
                                                Thomas McCain
                                                Senior Vice President and
                                                Chief Financial Officer