Form 10-Q
period 2000-07-01
SPECIALTY CATALOG CORP
filed 2000-08-15
CIK 1020897

==============================================================================

                      SECURITIES AND EXCHANGE COMMISSION


                            WASHINGTON, D.C. 20549
                               _______________

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 for the quarterly period ended July 1, 2000

                                      OR


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


                        COMMISSION FILE NUMBER 0-21499
                              _________________


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


           Number of shares of the Registrant's Common Stock outstanding as of August 1, 2000: 4,337,886.

==============================================================================

                            SPECIALTY CATALOG CORP.

                                     INDEX

                         PART I. FINANCIAL STATEMENTS

                                                                    PAGE NO.
                                                                    --------
ITEM  1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF JULY 1,
         2000, JANUARY 1, 2000 AND JULY 3, 1999, FOR THE THIRTEEN
         WEEKS ENDED JULY 1, 2000 AND JULY 3, 1999 AND FOR THE
         TWENTY-SIX WEEKS ENDED JULY 1, 2000 AND JULY 3, 1999

         Condensed Consolidated Statements of Operations               3-4

         Condensed Consolidated Balance Sheets                          5

         Condensed Consolidated Statements of Cash Flows                6

         Notes to Condensed Consolidated Financial Statements           7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS                                     12



                          PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           15

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                              16

         SIGNATURES                                                    17

PART I.  FINANCIAL STATEMENTS

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            SPECIALTY CATALOG CORP.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                                        THIRTEEN WEEKS ENDED
                                                             JULY 1, 2000                JULY 3, 1999
                                                         ----------------------       ------------------
Net sales................................................        $ 14,541,814              $ 12,264,398
Cost of sales (including buying, occupancy and order
     fulfillment costs)..................................           4,876,715                 4,160,051
                                                             ----------------           ---------------
Gross profit.............................................           9,665,099                 8,104,347
Operating expenses.......................................           7,728,666                 6,244,889
Depreciation and amortization............................             416,329                   206,754
                                                             ----------------           ---------------
Income from operations...................................           1,520,104                 1,652,704
Interest expense, net....................................             204,660                   169,297
                                                             ----------------           ---------------
Income before income taxes...............................           1,315,444                 1,483,407
Income tax provision.....................................             539,329                   619,009
                                                             ----------------           ---------------
Net income...............................................             776,115                   864,398
Other comprehensive loss.................................             (81,204)                  (14,418)
                                                             ----------------           ---------------
Comprehensive income.....................................          $  694,911                $  849,980
                                                             ================           ===============
Earnings per share - Basic EPS:
      Net income per share...............................          $     0.18                $     0.20
                                                             ================           ===============
      Weighted average shares outstanding................           4,340,353                 4,417,718
                                                             ================           ===============
Earnings per share - Diluted EPS:
      Net income per share...............................          $     0.17                $     0.18
                                                             ================           ===============
      Weighted average shares outstanding................           4,615,365                 4,698,616
                                                             ================           ===============

           See notes to condensed consolidated financial statements.

                            SPECIALTY CATALOG CORP.
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
                                  (unaudited)


                                                                   TWENTY-SIX WEEKS
                                                                        ENDED
                                                          JULY 1, 2000          JULY 3, 1999
                                                       ------------------     -----------------
Net sales..............................................      $ 28,505,114          $ 25,531,066
Cost of sales (including buying, occupancy and order
     fulfillment costs)................................         9,744,564             8,720,478
                                                       ------------------     -----------------
Gross profit...........................................        18,760,550            16,810,588
Operating expenses.....................................        16,277,025            13,713,042
Depreciation and amortization..........................           816,030               404,690
                                                       ------------------     -----------------
Income from operations.................................         1,667,495             2,692,856
Interest expense, net..................................           419,240               365,110
                                                       ------------------     -----------------
Income before income taxes.............................         1,248,255             2,327,746
Income tax provision...................................           511,769               966,179
                                                       ------------------     -----------------
Net income.............................................           736,486             1,361,567
Other comprehensive loss...............................           (76,537)              (50,704)
                                                       ------------------     -----------------
Comprehensive income...................................      $    659,949          $  1,310,863
                                                       ==================     =================
Earnings per share - Basic EPS:
      Net income per share.............................      $       0.17          $       0.31
                                                       ==================     =================
      Weighted average shares outstanding..............         4,345,973             4,426,344
                                                       ==================     =================
Earnings per share - Diluted EPS:
      Net income per share.............................      $       0.16          $       0.29
                                                       ==================     =================
      Weighted average shares outstanding..............         4,631,735             4,708,514
                                                       ==================     =================

           See notes to condensed consolidated financial statements.

                            SPECIALTY CATALOG CORP.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                JULY 1,            JANUARY 1,            JULY 3,
                                                                 2000                2000                 1999
                                                                 -----               -----                ----
                       ASSETS                                 (unaudited)          (audited)           (unaudited)
Current assets:
       Cash and cash equivalents....................         $    608,112        $  1,136,847         $  1,576,722
       Accounts receivable, net.....................            1,502,619           1,206,490            1,326,640
       Inventories..................................            5,667,516           5,626,304            4,574,730
       Prepaid expenses.............................            4,458,275           4,012,538            3,443,426
                                                             ------------        ------------         ------------
                Total current assets................           12,236,522          11,982,179           10,921,518
                                                             ------------        ------------         ------------
Property, plant and equipment, net..................            4,561,834           4,326,710            3,607,732
Intangible assets, net..............................            4,172,925           4,563,627            3,344,187
Deferred income taxes...............................            4,001,199           4,338,843            3,922,564
Other assets........................................              169,507             211,918              182,362
                                                             ------------        ------------         ------------
                Total assets........................         $ 25,141,987        $ 25,423,277         $ 21,978,363
                                                             ============        ============         ============

     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
       Accounts payable and accrued expenses........         $  4,953,065        $  4,261,400         $  2,788,959
       Liabilities to customers.....................            1,163,359           1,169,256              975,783
       Short-term borrowings........................            5,426,132           6,401,238            4,276,098
       Income taxes payable.........................              588,340             449,577              368,404
       Current portion of long-term debt............            2,384,105           2,125,000            1,964,471
                                                             ------------        ------------         ------------
                Total current liabilities...........           14,515,001          14,406,471           10,373,715
                                                             ------------        ------------         ------------
Long-term debt......................................            1,959,053           2,900,000            2,880,049
Other long-term liabilities.........................              304,499             377,875              213,869
Commitments and contingencies
Shareholders' equity:
        Common stock................................               52,397              52,397               52,397
        Additional paid-in capital..................           16,159,570          16,159,570           16,159,570
        Deferred compensation.......................                  --                  --               (39,613)
        Accumulated other comprehensive loss........             (127,787)            (51,250)             (34,778)
        Accumulated deficit.........................           (4,853,568)         (5,590,054)          (5,027,973)
                                                             ------------        ------------         ------------
                                                               11,230,612          10,570,663           11,109,603
        Less treasury stock, at cost, 901,388 shares
           at July 1, 2000, 888,388 shares at
           January 1, 2000 and 828,188 shares
             at July 3, 1999.........................          (2,867,178)         (2,831,732)          (2,598,873)
                                                             ------------        ------------         ------------
              Total shareholders' equity.............           8,363,434           7,738,931            8,510,730
                                                             ------------        ------------         ------------
                Total liabilities and
                  shareholders' equity...............        $ 25,141,987        $ 25,423,277         $ 21,978,363
                                                             ============        ============         ============

           See notes to condensed consolidated financial statements.

                            SPECIALTY CATALOG CORP.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                           TWENTY-SIX WEEKS ENDED
                                                                        JULY 1, 2000        JULY 3, 1999
                                                                        ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income....................................................           $   736,486       $  1,361,567
Adjustments to reconcile net income to net cash provided
   by operating activities:
       Depreciation and amortization..........................               816,030            404,690
       Deferred income tax expense............................               351,587            806,854
       Amortization of deferred compensation..................                  --                8,750
       Changes in operating assets and liabilities:
         Accounts receivable, net.............................              (321,096)          (124,055)
         Inventories..........................................               (89,503)           789,544
         Prepaid expenses.....................................              (455,066)           358,594
         Other assets.........................................                23,388             (9,874)
         Accounts payable and accrued expenses................               734,685           (957,313)
         Liabilities to customers.............................                (5,897)           299,336
         Income taxes payable.................................               155,487            104,326
         Other long-term liabilities..........................               (16,668)               --
                                                                        ------------       ------------
Net cash provided by operating activities.....................             1,929,433          3,042,419
                                                                        ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchases of property, plant and equipment............              (862,648)          (830,697)
                                                                        ------------       ------------
Net cash used in investing activities.........................              (862,648)          (830,697)
                                                                        ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Repayments on short-term borrowings, net...............              (873,758)          (730,389)
       Purchases of treasury stock............................               (35,446)          (245,232)
       Repayments of long-term debt...........................              (616,728)          (713,164)
       Repayments of capital lease obligations................               (67,138)           (38,007)
                                                                        ------------       ------------
Net cash used in financing activities.........................            (1,593,070)        (1,726,792)
                                                                        ------------       ------------

Effect of exchange rate changes on cash and cash equivalents..                (2,450)            (6,079)
                                                                        ------------       ------------

Increase (decrease) in cash and cash equivalents..............              (528,735)           478,851

Cash and cash equivalents, beginning of year..................             1,136,847          1,097,871
                                                                        ------------       ------------

Cash and cash equivalents, end of period......................           $   608,112       $  1,576,722
                                                                         ===========       ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      During the twenty-six weeks ended July 1, 2000 and July 3, 1999, the Company received federal income tax refunds of $320,000 and $375,000, respectively.

SUMMARY OF NON-CASH TRANSACTIONS:
      During the twenty-six weeks ended July 1, 2000 and July 3, 1999, the Company recorded capital lease obligations of $10,430 and $100,257, respectively related to the purchase of data processing equipment.

           See notes to condensed consolidated financial statements.

                            SPECIALTY CATALOG CORP.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1.    BASIS OF PRESENTATION

      These unaudited condensed consolidated financial statements should be read in conjunction with the Form 10-K of Specialty Catalog Corp. (the "Company") for the fiscal year ended January 1, 2000, and the consolidated financial statements and footnotes included therein. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. The results of operations for the thirteen weeks and twenty-six weeks ended July 1, 2000 are not necessarily indicative of the results for the entire fiscal year ending December 30, 2000.

      The condensed consolidated financial statements for the thirteen weeks and twenty-six weeks ended July 1, 2000 and July 3, 1999 are unaudited, but include, in the Company's opinion, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results for the periods presented.

2.    ACCOUNTING POLICIES

      The accounting policies underlying the condensed consolidated financial statements are those set forth in Note 1 of the consolidated financial statements included in the Company's Form 10-K for the fiscal year ended January 1, 2000.

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company does not use either derivative financial instruments or hedging activities and has therefore determined that there should be no effect on the condensed consolidated financial statements.

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. SAB 101 must be adopted in the quarter ended December 31, 2000 and requires companies to report any changes in revenue recognition as a cumulative effect from a change in accounting principle at the time of adoption. The Company is currently assessing the impact of SAB No. 101 on its consolidated financial statements.

      Certain amounts in the 1999 financial statements have been reclassified to conform to the 2000 presentation.

3.    TREASURY STOCK

      In December 1998, the Company's Board of Directors authorized the Company to repurchase up to $1.0 million of the Company's common stock. As of July 1, 2000, the Company had repurchased 144,100 shares at an average price of $3.56 per share.

4.    ADOPTION OF 2000 STOCK INCENTIVE PLAN

      On June 22, 2000, the Company adopted the 2000 Stock Incentive Plan (the "Plan") which authorizes the issuance of up to 750,000 shares of the Company's common stock through the grant of stock options and awards of restricted stock. Each option has a maximum term of ten years from the date of grant, subject to early termination. On June 22, 2000, a total of 415,000 stock options were granted to employees and directors of the Company at a price of $2.50 per share.

                            SPECIALTY CATALOG CORP.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (unaudited)

5.    RECONCILIATION OF BASIC AND DILUTED EARNINGS PER SHARE

      The following table (in thousands) shows the amounts used in computing basic and diluted earnings per share for net income and the effects of potentially dilutive options on the weighted average number of shares outstanding.


                                        FOR THE THIRTEEN WEEKS ENDED                      FOR THE TWENTY-SIX WEEKS ENDED
                                    JULY 1, 2000              JULY 3, 1999             JULY 1, 2000             JULY 3, 1999
                                    ------------              ------------             ------------             ------------
                                NET INCOME    SHARES      NET INCOME    SHARES      NET INCOME    SHARES     NET INCOME   SHARES
                                ----------    ------      ----------    ------      ----------    ------     ----------   ------
Basic earnings per share          $ 776        4,340        $ 864        4,418         $ 736      4,346        $ 1,362     4,426
Effect of dilutive options           --          275           --          281            --        286             --       282
                                  -----        -----        -----        -----         -----      -----        -------     -----
Diluted earnings per share        $ 776        4,615        $ 864        4,699         $ 736      4,632        $ 1,362     4,708
                                  =====        =====        =====        =====         =====      =====        =======     =====

      Options to purchase 564,251 shares of common stock ranging from $5.33 to $7.15 per share were not included in computing diluted EPS for the thirteen weeks and twenty-six weeks ended July 1, 2000 because their effects were antidilutive. Options to purchase 677,601 shares of common stock ranging from $5.33 to $7.15 per share were not included in computing diluted EPS for the thirteen weeks and twenty-six weeks ended July 3, 1999 because their effects were antidilutive.

6.    RIGHTS AGREEMENT

      On April 11, 2000, the board of directors of the Company adopted a stockholder rights plan pursuant to a Rights Agreement dated as of April 11, 2000, between the Company and Continental Stock Transfer and Trust Company, as Rights Agent. The Rights Agreement is effective as of April 11, 2000 for all shares of Common Stock outstanding on such date and for all shares of Common Stock issued thereafter and prior to the earliest of the Distribution Date (as defined in the Rights Agreement). Each Right shall be exercisable (as defined in the Rights Agreement) by the registered holder of a Right Certificate to purchase 1/1000th of a share of Series A Preferred Stock of the Company, subject to adjustment, at an exercise price per 1/1000th of a share of Series A Preferred Stock of $15, subject to adjustment. Each 1/1000th of a share of Series A Preferred Stock will have economic attributes (i.e., participation in dividends and voting rights) substantially equivalent to one whole share of the common stock of the Company. The Rights expire on the tenth anniversary of the date of the Rights Agreement unless earlier redeemed or exchanged by the Company as provided in the Rights Agreement. For further information, a detailed description of the Rights Agreement and a copy of the Rights Agreement were included in a current report on Form 8-K, which was filed with the Securities and Exchange Commission on April 13, 2000.

                            SPECIALTY CATALOG CORP.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (unaudited)

7.     EXECUTIVE OFFICER APPOINTMENT

       On May 9, 2000, the Company announced the appointment of Joseph J. Grabowski (age 53) as president of the Company effective as of May 8, 2000. On July 1, 2000, Mr. Grabowski assumed the title of CEO, replacing Steven L. Bock whose resignation, effective June 30, 2000, was previously announced.

       The term of the executive employment agreement (the "Employment Agreement") between the Company and Mr. Grabowski commenced on May 8, 2000 and, unless extended, terminates on May 7, 2002 (the "Initial Term"). Under this Employment Agreement, Mr. Grabowski will receive an annual salary of $300,000, along with other benefits. Mr. Grabowski will be eligible for a performance bonus of up to 100 per cent of his annual salary, based upon the Company's performance as compared against the annual performance plan. Upon executing this agreement, Mr. Grabowski was granted options under the 2000 Stock Incentive Plan to purchase 250,000 shares of common stock of the Company at $2.50 per share.

       The Company may terminate Mr. Grabowski's employment upon his death or permanent disability, or if he engages in conduct that constitutes "cause" under the Employment Agreement. Mr. Grabowski may terminate his employment for "Good Reason" as defined in the Employment Agreement. In the event Mr. Grabowski's employment is terminated by the Company other than for "cause", Mr. Grabowski will receive a "Termination Payment" as defined in the Employment Agreement. The Employment Agreement contains non-competition and other restrictions effective during the term of employment and for a one-year period thereafter.


8.    BUSINESS SEGMENTS AND FINANCIAL INFORMATION BY GEOGRAPHIC LOCATION

      Specialty Catalog Corp. has six reportable segments: Paula Young(R), Especially Yours(R) and Paula's Hatbox(R) under the SC Direct division, Western Schools(R) and the American Healthcare Institute ("AHI") brand under the SC Publishing division and Daxbourne International Limited. The SC Direct division sells women's wigs and hairpieces using two distinct catalogs: Paula Young(R) and Especially Yours(R). In addition, prior to the end of 1999, SC Direct sold apparel, hats and other fashion accessories through its Paula's Hatbox(R) catalog. The SC Publishing division distributes catalogs under its Western Schools(R) brand and specializes in providing continuing education courses to nurses and accounting professionals. SC Publishing's other segment, American Healthcare Institute, which was acquired by the Company on September 10, 1999, distributes catalogs under its own name and specializes in providing continuing education seminars and conferences to nurses and other mental health professionals. Daxbourne International Limited is a retailer and wholesaler of women's wigs, hairpieces and related products in the United Kingdom.

      Beginning in the second quarter of fiscal year 2000, the Company changed its reportable segments from SC Direct, SC Publishing, AHI and Daxbourne International Limited to Paula Young (R), Especially Yours(R), Paula's Hatbox(R), Western Schools(R), AHI and Daxbourne International Limited. The change was made to conform the Company's financial reporting to how it now manages its business. As a result, the Company has restated the segment reporting results for the thirteen weeks and twenty-six weeks ended July 3, 1999 to conform to its new segments.

      The accounting policies of the reportable segments are the same as those described in Note 1 of the consolidated financial statements included in the Company's Form 10-K for the fiscal year ended January 1, 2000. The Company's reportable segments are strategic business units that offer either different products or operate in different geographic locations. The Company markets its products in two major geographic areas, the United States and the United Kingdom. The SC Direct and SC Publishing divisions market their products and maintain their assets in the United States. Daxbourne International Limited markets its products and maintains its assets in the United Kingdom.

                            SPECIALTY CATALOG CORP.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (unaudited)

      A summary of information about the Company's operations by segment for the thirteen weeks ended July 1, 2000 and July 3, 1999 follows (intersegment eliminations are intercompany receivables and investments in subsidiaries):

                            PAULA     ESPECIALLY    PAULA'S     CORPORATE       TOTAL SC      WESTERN                 TOTAL SC
                            YOUNG       YOURS       HATBOX      EXPENSES         DIRECT       SCHOOLS        AHI     PUBLISHING
                            -----       -----       ------      --------         ------       -------        ---     ----------
 FOR THE THIRTEEN
  WEEKS ENDED
  JULY 1, 2000
   Net sales............. $8,524,780  $2,011,122        --     $        --    $10,535,902   $1,060,013   $1,659,645  $2,719,658
   Gross profit..........  5,901,291   1,317,946        --        (235,063)     6,984,174      803,261      981,923   1,785,184
   Operating expenses....  3,341,794   1,045,441        --       1,070,466      5,457,701      728,610      939,606   1,668,216
   Depreciation and
     amortization........         --          --        --         280,422        280,422       10,180       35,473      45,653
   Income from
     operations..........  2,559,497     272,505        --     (1,585,951)      1,246,051       64,471        6,844      71,315
   Interest expense, net.         --          --        --         150,577        150,577           --           --          --
   Income tax provision..         --          --        --         443,823        443,823       26,431        2,657      29,088

   Segment assets........         --          --        --      20,005,506     20,005,506    4,712,666    2,420,950   7,133,616
   Capital expenditures..         --          --        --         401,551        401,551           --       21,050      21,050


                                          INTERSEGMENT
                            DAXBOURNE     ELIMINATIONS       TOTAL
                            ---------     ------------       -----
 FOR THE THIRTEEN
  WEEKS ENDED
  JULY 1, 2000
   Net sales.............   $1,286,254              --    $14,541,814
   Gross profit..........      895,741              --      9,665,099
   Operating expenses....      602,749              --      7,728,666
   Depreciation and
     amortization........       90,254              --        416,329
   Income from
     operations..........      202,738              --      1,520,104
   Interest expense, net.       54,083              --        204,660
   Income tax provision..       66,418              --        539,329

   Segment assets........    4,691,803     $(6,688,938)    25,141,987
   Capital expenditures..        7,364              --        429,965



                            PAULA     ESPECIALLY    PAULA'S     CORPORATE       TOTAL SC      WESTERN                   TOTAL SC
                            YOUNG       YOURS       HATBOX      EXPENSES         DIRECT       SCHOOLS          AHI     PUBLISHING
                            -----       -----       ------      --------         ------       -------          ---     ----------
 FOR THE THIRTEEN
  WEEKS ENDED
  JULY 3, 1999
   Net sales............. $7,423,350  $1,447,843   $ 890,209      $      --     $9,761,402    $1,258,202      --       $1,258,202
   Gross profit..........  5,133,808     918,902     456,438        (237,196)    6,271,952       953,908      --          953,908
   Operating expenses....  2,468,634     808,242     788,127         857,756     4,922,759       682,727      --          682,727
   Depreciation and
     amortization........         --          --          --          98,766        98,766        11,145      --           11,145
   Income from
     operations..........  2,665,174     110,660    (331,689)     (1,193,718)    1,250,427       260,036      --          260,036
   Interest expense, net.         --          --          --         112,488       112,488            --      --               --
   Income tax provision..         --          --          --         466,576       466,576       106,618      --          106,618

   Segment assets........         --          --          --      17,315,976    17,315,976     4,121,403      --        4,121,403
   Capital expenditures..         --          --          --         472,896       472,896         1,614      --            1,614

                                          INTERSEGMENT
                            DAXBOURNE     ELIMINATIONS       TOTAL
                            ---------     ------------       -----
 FOR THE THIRTEEN
  WEEKS ENDED
  JULY 3, 1999
   Net sales.............  $ 1,244,794              --    $12,264,398
   Gross profit..........      878,487              --      8,104,347
   Operating expenses....      639,403              --      6,244,889
   Depreciation and
     amortization........       96,843              --        206,754
   Income from
     operations..........      142,241              --      1,652,704
   Interest expense, net.       56,809              --        169,297
   Income tax provision..       45,815              --        619,009

   Segment assets........    5,077,823     $(4,536,839)    21,978,363
   Capital expenditures..       16,722              --        491,232

                            SPECIALTY CATALOG CORP.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (unaudited)

      A summary of information about the Company's operations by segment for the twenty-six weeks ended July 1, 2000 and July 3, 1999 follows (intersegment eliminations are intercompany receivables and investments in subsidiaries):

                              PAULA     ESPECIALLY    PAULA'S     CORPORATE       TOTAL SC      WESTERN                 TOTAL SC
                              YOUNG       YOURS       HATBOX      EXPENSES         DIRECT       SCHOOLS        AHI     PUBLISHING
                              -----       -----       ------      --------         ------       -------        ---     ----------
FOR THE TWENTY-SIX
 WEEKS ENDED
 JULY 1, 2000
   Net sales.............  $16,813,497  $3,727,093        --    $         --    $20,540,590   $2,761,295   $2,472,938  $5,234,233
   Gross profit..........   11,369,441   2,368,939        --        (467,599)    13,270,781    2,159,604    1,432,056   3,591,660
   Operating expenses....    7,254,404   2,408,544        --       2,480,909     12,143,857    1,451,521    1,429,739   2,881,260
   Depreciation and
     amortization........           --          --        --         542,172        542,172       20,852       69,318      90,170
   Income from
     operations..........    4,115,037    (39,605)        --      (3,490,680)       584,752      687,231      (67,001)    620,230
   Interest expense, net            --          --        --         305,781        305,781           --          --           --
   Income tax provision..           --          --        --         114,363        114,363      281,763      (27,471)    254,292

   Segment assets........           --          --        --      20,005,506     20,005,506    4,712,666    2,420,950   7,133,616
   Capital expenditures..           --          --        --         781,601        781,601           --       58,324      58,324

                                          INTERSEGMENT
                            DAXBOURNE     ELIMINATIONS       TOTAL
                            ---------     ------------       -----
FOR THE TWENTY-SIX
 WEEKS ENDED
 JULY 1, 2000
   Net sales.............   $2,730,291               -    $28,505,114
   Gross profit..........    1,898,109               -     18,760,550
   Operating expenses....    1,251,908               -     16,277,025
   Depreciation and
     amortization........      183,688               -        816,030
   Income from
     operations..........      462,513               -      1,667,495
   Interest expense, net.      113,459               -        419,240
   Income tax provision..      143,114               -        511,769

   Segment assets........    4,691,803     $(6,688,938)    25,141,987
   Capital expenditures..       22,723               -        862,648



                            PAULA      ESPECIALLY    PAULA'S     CORPORATE       TOTAL SC      WESTERN                   TOTAL SC
                            YOUNG        YOURS       HATBOX      EXPENSES         DIRECT       SCHOOLS          AHI     PUBLISHING
                            -----        -----       ------      --------         ------       -------          ---     ----------
FOR THE TWENTY-SIX WEEKS ENDED
      JULY 3, 1999
   Net sales............. $15,139,701  $3,118,037  $1,803,994   $         --    $20,061,732    $2,835,371       --      $2,835,371
   Gross profit..........  10,439,449   1,948,050     881,786       (478,738)    12,790,547     2,156,329       --       2,156,329
   Operating expenses....   6,062,340   1,882,851   1,365,261      1,798,403     11,108,855     1,302,991       --       1,302,991
   Depreciation and
     amortization........          --          --          --        190,291        190,291        22,072       --          22,072
   Income from
     operations..........  4,377,109      65,199     (483,475)    (2,467,432)     1,491,401       831,266       --         831,266
   Interest expense, net.         --          --           --        242,340        242,340           --        --              --
   Income tax provision..         --          --          --         512,136        512,136       340,835       --         340,835

   Segment assets........         --          --          --      17,315,976     17,315,976     4,121,403       --       4,121,403
   Capital expenditures..         --          --          --         806,908        806,908         7,067       --           7,067


                                          INTERSEGMENT
                            DAXBOURNE     ELIMINATIONS       TOTAL
                            ---------     ------------       -----
FOR THE TWENTY-SIX
 WEEKS ENDED
 JULY 3, 1999
   Net sales.............   $2,633,963              --    $25,531,066
   Gross profit..........    1,863,712              --     16,810,588
   Operating expenses....    1,301,196              --     13,713,042
   Depreciation and
     amortization........      192,327              --        404,690
   Income from
     operations..........      370,189              --      2,692,856
   Interest expense, net.      122,770              --        365,110
   Income tax provision..      113,208              --        966,179

   Segment assets........    5,077,823     $(4,536,839)    21,978,363
   Capital expenditures..       16,722              --        830,697

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      In addition to the historical information contained herein, this Quarterly Report on Form 10-Q for the Company may contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 ("Exchange Act"), including, but not limited to, the Company's expected future revenues, operations and expenditures, estimates of the potential markets for the Company's products, assessments of competitors and potential competitors and projected timetables for the market introduction of the Company's products. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, but not limited to, the following risks and uncertainties: (i) the Company's indebtedness and future capital requirements, (ii) increasing postal rates, paper prices and media costs, (iii) limited sources of fiber used to make the Company's products, (iv) the limited number of suppliers of the Company's products, (v) the Company's dependence upon foreign suppliers, especially in China, Indonesia and Korea, (vi) the customary risks of doing business abroad, including fluctuations in the value of currencies, (vii) the potential development of a cure for hair loss and cancer treatment improvements, (viii) the effectiveness of the Company's catalogs and advertising programs, (ix) the Company's competition and (x) the impact of acquisitions on the Company's prospects. Additional information concerning certain risks and uncertainties that could cause actual results to differ materially from those projected or suggested in the forward-looking statements is contained in the Company's filings with the Securities and Exchange Commission, including those risks and uncertainties discussed under the caption "Risk Factors" in the Company's Form 10-K for the fiscal year ended January 1, 2000. The forward-looking statements contained herein represent the Company's judgment as of the date of this Quarterly Report on Form 10-Q, and the Company cautions readers not to place undue reliance on such statements.

THIRTEEN WEEKS ENDED JULY 1, 2000 COMPARED TO THE THIRTEEN WEEKS ENDED JULY 3, 1999

      Net sales increased to $14.6 million for the thirteen weeks ended July 1, 2000 from $12.3 million for the thirteen weeks ended July 3, 1999, an increase of $2.3 million, or 18.7 per cent. This increase was due to the addition of $1.7 million in net sales from American Healthcare Institute ("AHI"), which was acquired by the Company in September 1999, and increases in SC Direct's and Daxbourne's net sales of approximately $775,000 and $41,000, respectively, offset by lower Western Schools(R) net sales of approximately $198,000. The increase in SC Direct's net sales was primarily due to increases in the Paula Young(R) and Especially Yours(R) catalogs of approximately $1.1 million and $563,000, respectively, due primarily to increased number of orders from increased circulation of its catalogs to new and expanded advertising channels and sales over the Internet and to changes in the product mix in both catalogs. The increase in SC Direct's net sales was offset by a decrease of approximately $890,000 in net sales from its Paula Hatbox(R) catalog, as a result of the Company's decision in the fourth quarter of 1999 to no longer circulate this catalog.

      Gross margin as a percentage of net sales increased to 66.5 per cent for the thirteen weeks ended July 1, 2000 from 66.1 per cent for the thirteen weeks ended July 3, 1999. Gross margin increased to $9.7 million for the thirteen weeks ended July 1, 2000 from $8.1 million for the thirteen weeks ended July 3, 1999, an increase of $1.6 million, or 19.8 per cent, as a result of the increases in net sales and gross margin rate discussed above.

      Operating expenses increased to $8.1 million for the thirteen weeks ended July 1, 2000 from $6.4 million for the thirteen weeks ended July 3, 1999, an increase of $1.7 million, or 26.6 per cent. This increase was due primarily to:
(i) additional catalog production expenses of $1.0 million, mainly related to the acquisition of AHI as well as increased circulation of catalogs mailed to inactive Paula Young(R) customer files in an effort to reactivate these names, (ii) increased depreciation and amortization of approximately $210,000 related to the implementation of the Company's catalog information system in August 1999, and
(iii) approximately $479,000 in additional payroll, mainly related to the AHI acquisition as well as an increase in telemarketing and customer service personnel costs.

Interest expense, net of interest income, increased to approximately $205,000 for the thirteen weeks ended July 1, 2000 from approximately $169,000 for the thirteen weeks ended July 3, 1999, an increase of approximately $36,000, or 21.3 per cent. The increase was attributable to higher average principal amounts outstanding on the Company's bank facility as well as increased interest rates during the second quarter of 2000 compared to the second quarter of 1999.

TWENTY-SIX WEEKS ENDED JULY 1, 2000 COMPARED TO THE TWENTY-SIX WEEKS ENDED JULY 3, 1999

      Net sales increased to $28.5 million for the twenty-six weeks ended July 1, 2000 from $25.5 million for the twenty-six weeks ended July 3, 1999, an increase of $3.0 million, or 11.8 per cent. This increase was due to the addition of $2.5 million in net sales from AHI, which was acquired by the Company in September 1999, and increases in SC Direct's and Daxbourne's net sales of approximately $479,000 and $96,000, respectively, offset by lower Western Schools(R) net sales of approximately $74,000. The increase in SC Direct's net sales was primarily due to increases in the Paula Young(R) and Especially Yours(R) catalogs of approximately $1.7 million and $609,000, respectively, due primarily to increased number of orders from increased circulation of its catalogs to new and expanded advertising channels and sales over the Internet as well as an increase in average order size, attributable to changes in the product mix in both catalogs. The increase in SC Direct's net sales was offset by a decrease of $1.8 million in net sales from its Paula Hatbox(R) catalog, as a result of the Company's decision in the fourth quarter of 1999 to no longer circulate this catalog.

      Gross margin as a percentage of net sales remained unchanged at 65.8 per cent for the twenty-six weeks ended July 1, 2000 and July 3, 1999. Gross margin increased to $18.8 million for the twenty-six weeks ended July 1, 2000 from $16.8 million for the twenty-six weeks ended July 3, 1999, an increase of $2.0 million, or 11.9 per cent, as a result of the increase in net sales discussed above.

      Operating expenses increased to $17.1 million for the twenty-six weeks ended July 1, 2000 from $14.1 million for the twenty-six weeks ended July 3, 1999, an increase of $3.0 million, or 21.3 per cent. This increase was due primarily to: (i) additional catalog production expenses of $1.3 million, mainly related to the acquisition of AHI as well as increased circulation of catalogs mailed to inactive Paula Young(R) customer files in an effort to reactivate these names, (ii) approximately $439,000 related to costs incurred in connection with the bonus paid to the former chief executive officer and the terminated sale of the Company's common stock to Golub Associates, Inc., (iii) increased depreciation and amortization of approximately $411,000 related to the implementation of the Company's catalog information system in August 1999, and
(iv) approximately $908,000 in additional payroll costs, mainly related to the AHI acquisition and an increase in telemarketing and customer service personnel costs.

Interest expense, net of interest income, increased to approximately $419,000 for the twenty-six weeks ended July 1, 2000 from approximately $365,000 for the twenty-six weeks ended July 3, 1999, an increase of approximately $54,000, or
14.8 per cent. The increase was attributable to higher average principal amounts outstanding on the Company's bank facility as well as increased interest rates during the twenty-six weeks ended July 1, 2000 compared to the twenty-six weeks ended July 3, 1999.

LIQUIDITY AND CAPITAL RESOURCES

      Net cash flow used by the Company for the twenty-six weeks ended July 1, 2000 was approximately $529,000. Cash flows provided by operating activities for the twenty-six weeks ended July 1, 2000 was $1.9 million, offset by approximately $863,000 in investing activities and $1.6 million in financing activities. The major factors that caused the difference between net income and net cash flows provided by operations for the twenty-six weeks ended July 1, 2000 were increases in: (i) cash working capital items of approximately
$25,000, (ii) depreciation and amortization expense of approximately $816,000 and (iii) deferred income tax expense of approximately $352,000. The Company used approximately $862,000 in investing activities for computer and equipment purchases. The $1.6 million in net cash used in financing activities was primarily due to: (i) the repayment of approximately $874,000 in short-term borrowings, (ii) the repayment of approximately $617,000 of long-term debt,
(iii) the repayment of approximately $67,000 of capital leases and (iv) the purchase of approximately $35,000 in treasury stock.

      The Company's cash flow from operations and available credit facilities are considered adequate to fund planned business operations and both the short-term and long-term capital needs of the Company. However, certain events, such as an additional significant acquisition, could require new external financing.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company does not use either derivative financial instruments or hedging activities and has therefore determined that there should be no effect on the condensed consolidated financial statements.

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. SAB 101 must be adopted in the quarter ended December 31, 2000 and requires companies to report any changes in revenue recognition as a cumulative effect from a change in accounting principle at the time of adoption. The Company is currently assessing the impact of SAB No. 101 on its consolidated financial statements.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company's primary exposures to market risks include fluctuations in interest rates on its short-term and long-term borrowings of $9.8 million as of July 1, 2000 under its credit facility and in foreign currency exchange rates. The Company does not use derivative financial instruments. Historically, the Company has not experienced material gains or losses due to interest rate changes. Management does not believe that the risk inherent in the variable-rate nature of these instruments will have a material adverse effect on the Company's consolidated financial statements. However, no assurance can be given that such a risk will not have a material adverse effect on the Company's consolidated financial statements in the future.

      The Company's term loan and line of credit bear interest rates based on either a base rate or a LIBOR contract rate. The Company's UK term loan and the UK line of credit bear interest rates based on either a Sterling base rate or a LIBOR contract rate.

      As of July 1, 2000, the outstanding balance on all of the Company's credit facilities was $9,769,290. Based on this balance, an immediate change of one per cent in the interest rate would cause a change in interest expense of approximately $98,000 on an annual basis. The Company's objective in maintaining these variable rate borrowings is the flexibility obtained regarding early repayment without penalties and lower overall cost as compared with fixed-rate borrowings.

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

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Company held its annual meeting of shareholders on Thursday, June 22, 2000. The following represents the results of the voting on proposals submitted to a vote of shareholders at such meeting:

    a.  Proposal to elect directors:

               NAME OF DIRECTOR                           NUMBER OF VOTES IN FAVOR                      NUMBER OF VOTES WITHHELD
               ----------------                           ------------------------                      ------------------------
David Cicurel                                                    3,169,668                                       7,100
Martin E. Franklin                                               3,169,668                                       7,100
Samuel L. Katz                                                   3,169,668                                       7,100
Guy Naggar                                                       3,169,668                                       7,100

      All persons name above were re-elected as directors of the Company for a term of office expiring on the date of the next annual meeting of shareholders, or special meeting in lieu thereof, and until their respective successors are duly elected and qualified.

    b. Proposal to ratify and approve the Company's 2000 Stock Incentive Plan.

VOTES FOR         VOTES AGAINST      VOTES ABSTAINING      NOT VOTED
1,989,058           160,998                 0              1,026,712

    c. Proposal to ratify the appointment of Deloitte & Touche LLP as the Company's independent auditors for the fiscal year ending December 30, 2000:

            VOTES FOR            VOTES AGAINST         VOTES ABSTAINING
            3,176,668                 100                      0

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

10.1 Employment Agreement dated as of May 8, 2000 between the Registrant and Joseph Grabowski. Filed as Exhibit 10.1 to Specialty Catalog Corp.'s Form 10-Q for the Quarter Ended April 1, 2000.
10.2     Eighth Amendment to Credit and Guaranty Agreement and
         Seventh Amendment to Credit Agreement dated as of May 12,
         2000 between Fleet National Bank and the Registrant. Filed as Exhibit 10.2 to Specialty Catalog Corp.'s Form 10-Q for the Quarter Ended April 1, 2000.
10.3 Rights Agreement between Specialty Catalog Corp. and Continental Stock Transfer and Trust Company, as Rights Agent. Filed as Exhibit 4.1 to Specialty Catalog Corp.'s Form 8-K, dated April 11, 2000
27.1 Financial Data Schedule (for EDGAR filing purposes only). Filed herewith.

(b)  Reports on Form 8-K during the three months ended July 1, 2000:

         April 11, 2000 - Rights Agreement between Specialty Catalog Corp. and Continental Stock Transfer and Trust Company, as Rights Agent.

                                  SIGNATURES

      PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                      SPECIALTY CATALOG CORP.


      Dated: August 14, 2000            By:     /s/ Joseph Grabowski
                                                -----------------------------
                                                JOSEPH GRABOWSKI
                                                CHIEF EXECUTIVE OFFICER
                                                AND PRESIDENT


      Dated: August 14, 2000            By:     /s/ Thomas McCain
                                                -----------------------------
                                                THOMAS MCCAIN
                                                SENIOR VICE PRESIDENT,
                                                CHIEF FINANCIAL OFFICER,
                                                SECRETARY AND TREASURER