Form 10-Q
period 2000-09-30
SPECIALTY CATALOG CORP
filed 2000-11-14
CIK 1020897

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549
                                 _____________

                                   FORM 10-Q


   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2000

                                      OR

   [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 0-21499
                                  ___________

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

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

     Number of shares of the Registrant's Common Stock outstanding as of November 1, 2000: 4,337,886.

================================================================================

                            SPECIALTY CATALOG CORP.

                                     INDEX

                         PART I. FINANCIAL STATEMENTS

                                                                                                                 Page No.
                                                                                                                 --------
Item 1.     Condensed  Consolidated  Financial  Statements  as of  September  30,  2000,  January 1, 2000 and
            October 2, 1999, for the Thirteen Weeks Ended  September 30, 2000 and October 2, 1999 and for the
            Thirty-Nine Weeks Ended September 30, 2000 and October 2, 1999

            Condensed Consolidated Statements of Operations                                                          3-4

            Condensed Consolidated Balance Sheets                                                                      5

            Condensed Consolidated Statements of Cash Flows                                                            6

            Notes to Condensed Consolidated Financial Statements                                                    7-12

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations                  13-16

Item 3.     Quantitative and Qualitative Disclosures About Market Risk                                               16

                                            PART II. OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                                                                          17

            Signatures                                                                                                18

PART I.   FINANCIAL STATEMENTS

Item 1.   Condensed Consolidated Financial Statements

                            SPECIALTY CATALOG CORP.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)


                                                                                          Thirteen Weeks Ended
                                                                                  September 30, 2000    October 2, 1999
                                                                                  ------------------    ---------------
Revenues:
      Net sales ................................................................        $ 11,702,415       $ 10,131,275
      Shipping & handling income ...............................................           1,737,723          1,483,292
      Royalties ................................................................              35,657             58,045
                                                                                        ------------       ------------
Total revenues .................................................................          13,475,795         11,672,612
Cost of sales (including buying, occupancy and order
    fulfillment costs) .........................................................           5,248,668          4,465,604
                                                                                        ------------       ------------
Gross profit ...................................................................           8,227,127          7,207,008
Operating expenses .............................................................           7,387,415          6,881,143
Depreciation and amortization ..................................................             437,633            291,000
                                                                                        ------------       ------------
Income from operations .........................................................             402,079             34,865
Interest expense, net ..........................................................             288,069            188,336
                                                                                        ------------       ------------
Income (loss) before income taxes ..............................................             114,010           (153,471)
Income tax provision (benefit) .................................................              46,738            (78,945)
                                                                                        ------------       ------------
Net income (loss) ..............................................................              67,272            (74,526)
Other comprehensive income (loss) ..............................................             (24,544)            39,126
                                                                                        ------------       ------------
Comprehensive income (loss) ....................................................        $     42,728       $    (35,400)
                                                                                        ============       ============
Earnings per share - Basic EPS:
      Net income (loss) per share ..............................................        $       0.02       $      (0.02)
                                                                                        ============       ============
      Weighted average shares outstanding ......................................           4,337,886          4,399,955
                                                                                        ============       ============
Earnings per share - Diluted EPS:
      Net income (loss) per share ..............................................        $       0.01       $      (0.02)
                                                                                        ============       ============
      Weighted average shares outstanding ......................................           4,643,556          4,399,955
                                                                                        ============       ============

           See notes to condensed consolidated financial statements.

                            SPECIALTY CATALOG CORP.
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
                                  (unaudited)

                                                                                     Thirty-Nine Weeks Ended
                                                                               September 30, 2000      October 2, 1999
                                                                               ------------------      ---------------
Revenues:
      Net sales ..........................................................           $ 40,068,861         $ 35,476,487
      Shipping & handling income .........................................              5,964,446            5,139,027
      Royalties ..........................................................                174,325              243,899
                                                                                     ------------         ------------
Total revenues ...........................................................             46,207,632           40,859,413
Cost of sales (including buying, occupancy and order
    fulfillment costs) ...................................................             17,317,930           15,196,736
                                                                                     ------------         ------------
Gross profit .............................................................             28,889,702           25,662,677
Operating expenses .......................................................             25,566,465           22,239,266
Depreciation and amortization ............................................              1,253,663              695,690
                                                                                     ------------         ------------
Income from operations ...................................................              2,069,574            2,727,721
Interest expense, net ....................................................                707,309              553,446
                                                                                     ------------         ------------
Income before income taxes ...............................................              1,362,265            2,174,275
Income tax provision .....................................................                558,507              887,234
                                                                                     ------------         ------------
Net income ...............................................................                803,758            1,287,041
Other comprehensive income (loss) ........................................               (101,081)             (11,578)
                                                                                     ------------         ------------
Comprehensive income .....................................................           $    702,677         $  1,275,463
                                                                                     ============         ============

Earnings per share - Basic EPS:
      Net income per share ...............................................           $       0.19         $       0.29
                                                                                     ============         ============
      Weighted average shares outstanding ................................              4,343,208            4,417,548
                                                                                     ============         ============

Earnings per share - Diluted EPS:
      Net income per share ...............................................           $       0.17         $       0.27
                                                                                     ============         ============
      Weighted average shares outstanding ................................              4,666,078            4,700,615
                                                                                     ============         ============

           See notes to condensed consolidated financial statements.

                            SPECIALTY CATALOG CORP.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                             September 30,      January 1,        October 2,
                                                                                 2000             2000             1999
                                                                                 -----            -----            ----
                                 Assets                                       (unaudited)       (audited)        (unaudited)
Current assets:
      Cash and cash equivalents ...........................................   $    739,757    $  1,136,847    $    273,729
      Accounts receivable, net ............................................      1,461,900       1,206,490       1,639,414
      Inventories .........................................................      5,935,067       5,626,304       6,725,544
      Prepaid expenses ....................................................      4,293,724       4,012,538       3,649,776
                                                                              ------------    ------------    ------------
                Total current assets ......................................     12,430,448      11,982,179      12,288,463
                                                                              ------------    ------------    ------------
Property, plant and equipment, net ........................................      4,537,618       4,326,710       4,217,286
Intangible assets, net ....................................................      3,972,786       4,563,627       4,575,949
Deferred income taxes .....................................................      4,433,416       4,338,843       4,302,828
Other assets ..............................................................        200,684         211,918         163,643
                                                                              ------------    ------------    ------------
                Total assets ..............................................   $ 25,574,952    $ 25,423,277    $ 25,548,169
                                                                              ============    ============    ============
                  Liabilities and Shareholders' Equity
Current liabilities:
      Accounts payable and accrued expenses ...............................   $  5,394,205    $  4,261,400    $  3,895,973
      Liabilities to customers ............................................      1,352,320       1,169,256       1,486,928
      Short-term borrowings ...............................................      6,213,482       6,401,238       6,876,604
      Income taxes payable ................................................        359,716         449,577         375,156
      Current portion of long-term debt ...................................      1,788,653       2,125,000       1,512,539
                                                                              ------------    ------------    ------------
                Total current liabilities .................................     15,108,376      14,406,471      14,147,200
                                                                              ------------    ------------    ------------
Long-term debt ............................................................      1,797,674       2,900,000       2,666,301
Other long-term liabilities ...............................................        262,056         377,875         383,440
Commitments and contingencies
Shareholders' equity:
      Common stock ........................................................         52,397          52,397          52,397
      Additional paid-in capital ..........................................     16,159,570      16,159,570      16,159,570
      Deferred compensation ...............................................             --              --         (35,238)
      Accumulated other comprehensive income (loss) .......................       (152,331)        (51,250)          4,348
      Accumulated deficit .................................................     (4,785,612)     (5,590,054)     (5,102,499)
                                                                              ------------    ------------    ------------
                                                                                11,274,024      10,570,663      11,078,578
      Less treasury stock, at cost, 901,388 shares at September 30, 2000,
             888,388 shares at January 1, 2000 and 861,388 shares at
             October 2, 1999 ..............................................     (2,867,178)     (2,831,732)     (2,727,350)
                                                                              ------------    ------------    ------------
                Total shareholders' equity ................................      8,406,846       7,738,931       8,351,228
                                                                              ------------    ------------    ------------
                         Total liabilities and shareholders' equity .......   $ 25,574,952    $ 25,423,277    $ 25,548,169
                                                                              ============    ============    ============

           See notes to condensed consolidated financial statements.

                            SPECIALTY CATALOG CORP.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                       Thirty-Nine Weeks Ended
                                                                 September 30, 2000     October 2, 1999
                                                                 ------------------     ---------------
Cash flows from operating activities:
Net income ..................................................           $   803,758         $ 1,287,041
Adjustments to reconcile net income to net cash provided
  by operating activities:
      Depreciation and amortization .........................             1,253,663             695,690
      Deferred income tax expense ...........................               (72,948)            445,620
      Amortization of deferred compensation .................                    --              13,125
      Changes in operating assets and liabilities:
        Accounts receivable, net ............................              (294,342)           (375,265)
        Inventories .........................................              (378,852)         (1,329,969)
        Prepaid expenses ....................................              (293,295)            207,535
        Other assets ........................................               (17,336)              6,103
        Accounts payable and accrued expenses ...............             1,196,499             181,509
        Liabilities to customers ............................               183,064             526,353
        Income taxes payable ................................               (58,494)             75,118
        Other long-term liabilities .........................               (29,169)                 --
                                                                        -----------         -----------
Net cash provided by operating activities ...................             2,292,548           1,732,860
                                                                        -----------         -----------
Cash flows from investing activities:
       Purchases of property, plant and equipment ...........            (1,189,923)         (1,395,404)
       Acquisition, net of liabilities assumed ..............                    --          (1,059,209)
                                                                        -----------         -----------
Net cash used in investing activities .......................            (1,189,923)         (2,454,613)
                                                                        -----------         -----------

Cash flows from financing activities:
       Advances (repayments) on short-term borrowings, net ..               (26,198)          1,781,992
       Purchases of treasury stock ..........................               (35,446)           (373,709)
       Repayments of long-term debt .........................            (1,338,293)         (1,439,375)
       Repayments of capital lease obligations ..............               (97,080)            (58,968)
                                                                        -----------         -----------
Net cash used in financing activities .......................            (1,497,017)            (90,060)
                                                                        -----------         -----------

Effect of exchange rate changes on cash and cash equivalents                 (2,698)            (12,329)
                                                                        -----------         -----------
Decrease in cash and cash equivalents .......................              (397,090)           (824,142)

Cash and cash equivalents, beginning of year ................             1,136,847           1,097,871
                                                                        -----------         -----------
Cash and cash equivalents, end of period ....................           $   739,757         $   273,729
                                                                        ===========         ===========

Supplemental disclosures of cash flow information:
     During the thirty-nine weeks ended September 30, 2000 and October 2, 1999, the Company received federal income tax refunds of $320,000 and $375,000, respectively.

Summary of non-cash transactions:
     During the thirty-nine weeks ended September 30, 2000 and October 2, 1999, the Company recorded capital lease obligations of $10,430 and $290,789, respectively related to the purchase of data processing equipment.

     See notes to condensed consolidated financial statements.

                            SPECIALTY CATALOG CORP.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1.   Basis of Presentation

     These unaudited condensed consolidated financial statements should be read in conjunction with the Form 10-K of Specialty Catalog Corp. (the "Company") for the fiscal year ended January 1, 2000, and the consolidated financial statements and footnotes included therein. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. The results of operations for the thirteen weeks or for the thirty-nine weeks ended September 30, 2000 are not necessarily indicative of the results for the entire fiscal year ending December 30, 2000.

     The condensed consolidated financial statements for the thirteen weeks and thirty-nine weeks ended September 30, 2000 and October 2, 1999 are unaudited, but include, in the Company's opinion, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results for the periods presented.

2.   Accounting Policies

     The accounting policies underlying the condensed consolidated financial statements are those set forth in Note 1 of the consolidated financial statements included in the Company's Form 10-K for the fiscal year ended January 1, 2000.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company does not use either derivative financial instruments or enter into hedging activities. The Company has determined that there is no effect on its condensed consolidated financial statements from SFAS No. 133.

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

     The Company has restated its condensed consolidated statements of operations for the thirteen and thirty-nine weeks ended September 30, 2000 and October 2, 1999 by reclassifying all shipping and handling income from cost of sales and operating expenses to revenues.

     Certain amounts in the 1999 financial statements have been reclassified to conform to the 2000 presentation.

3.   Treasury Stock

     In December 1998, the Company's Board of Directors authorized the Company to repurchase up to $1.0 million of the Company's common stock. As of September 30, 2000, the Company had repurchased 144,100 shares at an average price of $3.56 per share.

                            SPECIALTY CATALOG CORP.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (unaudited)

4.   Adoption of 2000 Stock Incentive Plan

     On June 22, 2000, the Company adopted the 2000 Stock Incentive Plan (the "Plan"). The Plan authorizes the issuance of up to 750,000 shares of the Company's common stock through the grant of stock options and awards of restricted stock. Each option has a maximum term of ten years from the date of grant, subject to early termination. On June 22, 2000, a total of 415,000 stock options were granted to employees and directors of the Company at a price of $2.50 per share.

     Options granted under the Company's 1996 Stock Incentive Plan, as amended (the "1996 Plan"), before their termination will remain outstanding according to their terms, but no further options will be granted under the 1996 Plan after June 22, 2000.

5.   Reconciliation of Basic and Diluted Earnings per Share

     The following table (in thousands) shows the amounts used in computing basic and diluted earnings per share for net income and the effects of potentially dilutive options on the weighted average number of shares outstanding.

                                          For the thirteen weeks ended          For the thirty-nine weeks ended
                                        September 30,         October 2,        September 30,         October 2,
                                        -------------         ---------         -------------         ---------
                                               2000              1999               2000              1999
                                               ----              ----               ----              ----
                                          Net                Net               Net               Net
                                         Income   Shares     Loss    Shares   Income    Shares  Income   Shares
                                         ------   ------     ----    ------   ------    ------  ------   ------
Basic earnings per share                 $   67    4,338   $  (75)    4,400   $  804    4,343   $1,287    4,418
Effect of dilutive options                   --      306       --        --       --      323       --      283
                                         ------   ------   ------    ------   ------   ------   ------   ------
Diluted earnings per share               $   67    4,644   $  (75)    4,400   $  804    4,666   $1,287    4,701
                                         ======   ======   ======    ======   ======   ======   =====    ======

     Options to purchase 529,951 shares of common stock ranging from $5.33 to $7.15 per share were not included in computing diluted EPS for the thirteen weeks and thirty-nine weeks ended September 30, 2000 because their effects were antidilutive. Options to purchase 966,577 shares of common stock ranging from $0.31 to $7.15 per share were not included in computing diluted EPS for the thirteen weeks ended October 2, 1999 because their effects were antidilutive. Options to purchase 656,351 shares of common stock ranging from $5.33 to $7.15 per share were not included in computing diluted EPS for the thirty-nine weeks ended October 2, 1999 because their effects were antidilutive.

6.   Rights Agreement

     On April 11, 2000, the board of directors of the Company adopted a stockholder rights plan pursuant to a Rights Agreement dated as of April 11, 2000, between the Company and Continental Stock Transfer and Trust Company, as Rights Agent. The Rights Agreement is effective as of April 11, 2000 for all shares of Common Stock outstanding on such date and for all shares of Common Stock issued thereafter and prior to the earliest of the Distribution Date (as defined in the Rights Agreement). Each Right shall be exercisable (as defined in the Rights Agreement) by the registered holder of a Right Certificate to purchase 1/1000/th/ of a share of Series A Preferred Stock of the Company, subject to adjustment, at an exercise price per 1/1000/th/ of a share of Series A Preferred Stock of $15, subject to adjustment. Each 1/1000/th/ of a share of Series A Preferred Stock will have economic attributes (i.e., participation in dividends and voting rights) substantially equivalent to one whole share of the common stock of the Company. The Rights expire on the tenth anniversary of the date of the Rights Agreement unless earlier redeemed or exchanged by the Company as provided in the Rights Agreement. For further information, a detailed description of the Rights Agreement and a copy of the Rights Agreement were included in a current report on Form 8-K, which was filed with the Securities and Exchange Commission on April 13, 2000.

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

      Beginning in the second quarter of fiscal year 2000, the Company changed its reportable segments from SC Direct, SC Publishing, AHI and Daxbourne International Limited to Paula Young(R), Especially Yours(R), Paula's Hatbox(R), Western Schools(R), AHI and Daxbourne International Limited. The change was made to conform the Company's financial reporting to how it now manages its business. As a result, the Company has restated the segment reporting results for the thirteen weeks and thirty-nine weeks ended October 2, 1999 to conform to its new segments.

      The accounting policies of the reportable segments are the same as those described in Note 1 of the consolidated financial statements included in the Company's Form 10-K for the fiscal year ended January

                            SPECIALTY CATALOG CORP.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (unaudited)

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

                            SPECIALTY CATALOG CORP.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (unaudited)

     A summary of information about the Company's operations by segment for the thirteen weeks ended September 30, 2000 and October 2, 1999 follows (intersegment eliminations are intercompany receivables and investments in subsidiaries):

                                           Paula      Especially     Paula's    Corporate     Total SC       Western
                                           Young        Yours        Hatbox      Expenses       Direct       Schools        AHI
                                           -----        -----        ------      --------       ------       -------        ---
For the thirteen weeks
ended September 30, 2000
  Net sales..........................   $6,818,273   $1,571,675     $      --   $        --   $ 8,389,948    $  896,268  $1,128,474
  Shipping & handling income.........    1,233,261      293,366            --            --     1,526,627       179,571          --
                                        ----------   ----------     ---------   -----------   -----------    ----------  ----------
  Total revenues.....................    8,051,534    1,865,041            --            --     9,916,575     1,075,839   1,128,474
  Gross profit.......................    5,126,540    1,086,007            --      (234,817)    5,977,730       749,461     613,031
  Operating expenses.................    3,305,541    1,195,979            --       995,899     5,497,419       684,628     631,948
  Depreciation and amortization......           --           --            --       301,337       301,337        10,298      38,735
  Income (loss) from operations......    1,820,999     (109,972)           --    (1,532,053)      178,974        54,535     (57,652)
  Interest expense, net..............           --           --            --       227,031       227,031            --       1,239
  Income tax provision (benefit).....           --           --            --       (19,709)      (19,709)       22,361     (24,147)
  Segment assets.....................           --           --            --    15,625,257    15,625,257     4,612,067     896,697
  Capital expenditures...............           --           --            --       299,713       299,713        16,433      11,653

                                           Paula      Especially     Paula's    Corporate     Total SC       Western
                                           Young        Yours        Hatbox      Expenses       Direct       Schools        AHI
                                           -----        -----        ------      --------       ------       -------        ---
For the thirteen weeks
ended October 2, 1999
 Net sales...........................   $6,653,843   $  872,775     $ 539,719   $        --   $ 8,066,337    $  835,588  $       --
 Shipping & handling income..........    1,094,414      160,548        70,618            --     1,325,580       157,712          --
                                        ----------   ----------     ---------   -----------   -----------    ----------  ----------
 Total revenues......................    7,748,257    1,033,323       610,337            --     9,391,917       993,300          --
 Gross profit........................    4,996,128      613,175       263,715      (243,345)    5,629,673       672,045          --
 Operating expenses..................    2,846,568      683,599       555,319     1,539,742     5,625,228       617,830          --
 Depreciation and Amortization.......           --           --            --       186,095       186,095        11,250          --
 Income (loss) from Operations.......    2,149,560      (70,424)     (291,604)   (1,969,182)     (181,650)       42,965          --
 Interest expense, net...............           --           --            --       132,531       132,531            --          --
 Income tax provision (benefit)......           --           --            --      (128,835)     (128,835)       17,600          --
 Segment assets......................           --           --            --    16,392,745    16,392,745     4,208,440     406,547
 Capital expenditures ...............           --           --            --       527,430       527,430         1,594          --

                                             Total SC
                                            Publishing     Daxbourne     Total
                                            ----------     ---------     -----
 For the thirteen weeks
ended September 30, 2000
  Net sales..........................     $2,024,742   $1,323,382    $11,738,072
  Shipping & handling income.........        179,571       31,525      1,737,723
                                          ----------   ----------   -----------
  Total revenues.....................      2,204,313    1,354,907     13,475,795
  Gross profit.......................      1,362,492      886,905      8,227,127
  Operating expenses.................      1,316,576      573,420      7,387,415
  Depreciation and amortization......         49,033       87,263        437,633
  Income (loss) from operations......         (3,117)     226,222        402,079
  Interest expense, net..............          1,239       59,799        288,069
  Income tax provision (benefit).....         (1,786)      68,233         46,738
  Segment assets ....................      5,508,764    4,440,931     25,574,952
  Capital expenditures ..............         28,086         (524)       327,275

                                              Total SC
                                             Publishing    Daxbourne     Total
                                             ----------    ---------     -----
For the thirteen weeks
ended October 2, 1999
 Net sales............................    $  835,588   $1,287,395    $10,189,320
 Shipping & handling income...........       157,712           --      1,483,292
                                          ----------   ----------   -----------
 Total revenues.......................       993,300    1,287,395     11,672,612
 Gross profit.........................       672,045      905,290      7,207,008
 Operating expenses...................       617,830      638,085      6,881,143
 Depreciation and Amortization........        11,250       93,655        291,000
 Income (loss) from Operations........        42,965      173,550         34,865
 Interest expense, net................            --       55,805        188,336
 Income tax provision (benefit).......        17,600       32,290        (78,945)
 Segment assets ......................     4,614,987    4,540,437     25,548,169
 Capital expenditures ................         1,594       35,683        564,707

                             SPECIALTY CATALOG CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (unaudited)

     A summary of information about the Company's operations by segment for the thirty-nine weeks ended September 30, 2000 and October 2, 1999 follows (intersegment eliminations are intercompany receivables and investments in subsidiaries):


                            Paula       Especially    Paula's     Corporate    Total SC      Western                   Total SC
                            Young         Yours       Hatbox       Expenses      Direct      Schools         AHI       Publishing
                            -----         -----       ------       --------      ------      -------         ---       ----------
  For the thirty-nine
    weeks ended
 September 30, 2000
Net sales..............   $23,631,770   $5,298,768  $      --    $       --    $28,930,538    $3,657,563   $3,601,412   $7,258,975
Shipping & handling
 income................     4,254,044      972,345         --            --      5,226,389       709,343           --      709,343
                          -----------   ----------  ---------    ----------    -----------    ----------  -----------   ----------
Total revenues.........    27,885,814    6,271,113         --            --     34,156,927     4,366,906    3,601,412    7,968,318
Gross profit...........    17,855,302    3,760,485         --      (702,383)    20,913,404     3,147,462    2,045,087    5,192,549
Operating expenses.....    11,917,753    3,911,601         --     3,476,815     19,306,169     2,374,546    2,061,687    4,436,233
Depreciation and
amortization...........            --           --         --       843,509        843,509        31,150      108,053      139,203
Income (loss) from
 operations............     5,937,549     (151,116)        --    (5,022,707)       763,726       741,766     (124,653)     617,113
Interest expense, net..            --           --         --       532,812        532,812            --        1,239        1,239
Income tax provision
 (benefit).............            --           --         --        94,654         94,654       304,124      (51,618)     252,506

Segment assets.........            --           --         --    15,625,257     15,625,257     4,612,067      896,697    5,508,764
Capital expenditures...            --           --         --     1,081,314      1,081,314        16,433       69,977       86,410


                              Daxbourne      Total
                              ---------      -----
  For the thirty-nine
    weeks ended
 September 30, 2000
Net sales..............     $4,053,673    $40,243,186
Shipping & handling
 income................         28,714      5,964,446
                           -----------    -----------
Total revenues.........      4,082,387     46,207,632
Gross profit...........      2,783,749     28,889,702
Operating expenses.....      1,824,063     25,566,465
Depreciation and
 amortization..........        270,951      1,253,663
Income (loss) from
 operations............        688,735      2,069,574
Interest expense, net..        173,258        707,309
Income tax provision
 (benefit).............        211,347        558,507

Segment assets.........      4,440,931     25,574,952
Capital expenditures...         22,199      1,189,923

                            Paula       Especially    Paula's     Corporate    Total SC      Western                   Total SC
                            Young         Yours       Hatbox       Expenses      Direct      Schools         AHI       Publishing
                            -----         -----       ------       --------      ------      -------         ---       ----------
For the thirty-nine
    weeks ended
  October 2, 1999
Net sales.............    $21,793,544   $3,990,812  $2,343,713   $        --   $28,128,069    $3,670,959  $        --   $3,670,959
Shipping & handling
 income...............      3,558,718      588,535     331,895            --     4,479,148       659,879           --      659,879
                          -----------   ----------  ----------   -----------   -----------    ----------  -----------   ----------
Total revenues........     25,352,262    4,579,347   2,675,608            --    32,607,217     4,330,838           --    4,330,838
Gross profit..........     16,544,516    2,753,820   1,263,076      (722,086)   19,839,326     3,054,350           --    3,054,350
Operating expenses....     10,012,973    2,763,873   2,038,154     3,338,189    18,153,189     2,146,797           --    2,146,797
Depreciation and
 amortization.........             --           --          --       376,386       376,386        33,322           --       33,322
Income from
  operations..........      6,531,543      (10,053)   (775,078)   (4,436,661)    1,309,751       874,231           --      874,231
Interest expense, net.             --           --          --       374,871       374,871            --           --           --
Income tax provision..             --           --          --       383,301       383,301       358,435           --      358,435

Segment assets........             --           --          --    16,392,745    16,392,745     4,208,440      406,547    4,614,987
Capital expenditures..             --           --          --     1,334,338     1,334,338         8,661           --        8,661

                              Daxbourne         Total
                              ---------         -----
For the thirty-nine
   weeks ended
 October 2, 1999
Net sales.............        $3,921,358    $35,720,386
Shipping & handling
 income...............                --      5,139,027
                              ----------    -----------
Total revenues........         3,921,358     40,859,413
Gross profit..........         2,769,001     25,662,677
Operating expenses....         1,939,280     22,239,266
Depreciation and
 amortization.........           285,982        695,690
Income from
  operations..........           543,739      2,727,721
Interest expense, net.           178,575        553,446
Income tax provision..           145,498        887,234

Segment assets........         4,540,437     25,548,169
Capital expenditures..            52,405      1,395,404

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

Thirteen Weeks Ended September 30, 2000 Compared to the Thirteen Weeks Ended October 2, 1999

     Revenues increased to $13.5 million for the thirteen weeks ended September 30, 2000 from $11.7 million for the thirteen weeks ended October 2, 1999, an increase of $1.8 million or 15.4 per cent. This increase was due to the addition of $1.1 million in net sales from American Healthcare Institute ("AHI"), which was acquired by the Company in September 1999, and increases in SC Direct's, Western Schools(R) and Daxbourne's net sales of approximately $324,000, $61,000 and $36,000, respectively. The remainder of the revenue increase resulted from the approximately proportionate increase in shipping & handling income of approximately $254,000 due to the increase in Company net sales mentioned above. The increase in SC Direct's net sales was primarily due to net sales increases in the Paula Young(R) and Especially Yours(R) catalogs in the amount of approximately $165,000 and $699,000, respectively, due primarily to increased number of orders from increased circulation of its catalogs to existing customers and to new customers generated by the Company's advertising programs and sales over the Internet and to changes in the product mix in both catalogs. The increase in SC Direct's net sales was offset by a decrease of approximately $540,000 in net sales from its Paula Hatbox(R) catalog, as a result of the Company's decision in the fourth quarter of 1999 to no longer circulate this catalog.

     Gross margin as a percentage of revenues decreased to 61.1 per cent for the thirteen weeks ended September 30, 2000 from 61.7 per cent for the thirteen weeks ended October 2, 1999 due to minor merchandise mix changes. Gross margin increased to $8.2 million for the thirteen weeks ended September 30, 2000 from $7.2 million for the thirteen weeks ended October 2, 1999, an increase of $1.0 million or 13.9 per cent. This increase was due to the increase in revenues discussed above, offset by the decrease in gross margin rate discussed above.

     Operating expenses increased to $7.8 million for the thirteen weeks ended September 30, 2000 from $7.2 million for the thirteen weeks ended October 2, 1999, an increase of approximately $653,000 or 9.1 per cent. This increase was due primarily to: (i) additional catalog production and advertising expenses of approximately $681,000 and $346,000, respectively, mainly related to the acquisition of AHI as well as increased circulation of catalogs mailed to the Paula Young(R) and Especially Yours(R) customers and to inactive Paula Young(R) customers in an effort to reactivate these names, (ii) increased depreciation and amortization expense of approximately $147,000 related to the implementation of the Company's catalog information system in August 1999, and (iii) approximately $520,000 in additional payroll and benefit costs, mainly related to the AHI acquisition as well as an increase in in-house telemarketing and customer service personnel. The increase in operating expenses was offset by:
(i) a reduction in external telemarketing and customer service costs of approximately $264,000, and (ii) a prior year's restructuring charge described below.

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

     Interest expense, net of interest income, increased to approximately $288,000 for the thirteen weeks ended September 30, 2000 from approximately $188,000 for the thirteen weeks ended October 2, 1999, an increase of approximately $100,000 or 53.2 per cent. The increase was attributable to higher interest rates during the third quarter of 2000 compared to the third quarter of 1999, offset by lower average principal amounts outstanding on the Company's bank facility.

Thirty-Nine Weeks Ended September 30, 2000 Compared to the Thirty-Nine Weeks Ended October 2, 1999

     Revenues increased to $46.2 million for the thirty-nine weeks ended September 30, 2000 from $40.9 million for the thirty-nine weeks ended October 2, 1999, an increase of $5.3 million or 13.0 per cent. This increase was due to the addition of $3.6 million in net sales from AHI, which was acquired by the Company in September 1999, and increases in SC Direct's and Daxbourne's net sales of approximately $802,000 and $132,000, respectively, offset by lower Western Schools(R) net sales of approximately $13,000. The remainder of the revenue increase resulted from the approximately proportionate increase in shipping & handling income of approximately $825,000 due to the increase in Company net sales mentioned above. The increase in SC Direct's net sales was primarily due to net sales increases in the Paula Young(R) and Especially Yours(R) catalogs in the amount of $1.8 million and $1.3 million, respectively, due primarily to increased number of orders from increased circulation of its catalogs to existing customers and to new customers generated by the Company's advertising programs and sales over the Internet and to changes in the product mix in both catalogs. The increase in SC Direct's net sales was offset by a decrease of $2.3 million in net sales from its Paula Hatbox(R) catalog, as a result of the Company's decision in the fourth quarter of 1999 to no longer circulate this catalog.

     Gross margin as a percentage of revenues decreased to 62.5 per cent for the thirty-nine weeks ended September 30, 2000 from 62.8 per cent for the thirty-nine weeks ended October 2, 1999 due to minor merchandise mix changes. Gross margin increased to $28.9 million for the thirty-nine weeks ended September 30, 2000 from $25.7 million for the thirty-nine weeks ended October 2, 1999, an increase of $3.2 million or 12.5 per cent. This increase was due to the increase in revenues discussed above, offset by the decrease in gross margin rate discussed above.

     Operating expenses increased to $26.8 million for the thirty-nine weeks ended September 30, 2000 from $22.9 million for the thirty-nine weeks ended October 2, 1999, an increase of $3.9 million or 17.0 per cent. This increase was due primarily to: (i) additional catalog production and advertising expenses of approximately $2.0 million and $488,000, respectively, mainly related to the acquisition of AHI as well as increased circulation of catalogs mailed to the Paula Young(R) and Especially Yours(R) customers and to inactive Paula Young(R) customers in an effort to reactivate these names, (ii) approximately $439,000 related to costs incurred in connection with the bonus paid to the former chief executive officer and the terminated sale of the Company's common stock to Golub Associates, Inc., (iii) increased depreciation and amortization of approximately $558,000 related to the implementation of the Company's catalog information system in August 1999, and (iv) $1.4 million in additional payroll and benefit costs, mainly related to the AHI acquisition and an increase in in-house telemarketing and customer service personnel. The increase in operating expenses was offset by: (i) a reduction in outside telemarketing and customer service costs of approximately $245,000, and (ii) a prior year's restructuring charge described below.

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

     Interest expense, net of interest income, increased to approximately $707,000 for the thirty-nine weeks ended September 30, 2000 from approximately $553,000 for the thirty-nine weeks ended October 2, 1999, an increase of approximately $154,000 or 27.9 per cent. The increase was attributable to higher interest rates during the thirty-nine weeks ended September 30, 2000 compared to the thirty-nine weeks ended October 2, 1999, offset by lower average principal amounts outstanding on the Company's bank facility.

Liquidity and Capital Resources

     For the thirty-nine weeks ended September 30, 2000 net cash flow used by the Company was approximately $397,000. Cash flows provided by operating activities for the thirty-nine weeks ended September 30, 2000 was $2.3 million, offset by $1.2 million in investing activities and $1.5 million in financing activities. The major factors that caused the difference between net income and net cash flows provided by operations for the thirty-nine weeks ended September 30, 2000 were increases in: (i) cash working capital items of approximately $308,000, and (ii) depreciation and amortization expense of $1.3 million, offset by a decrease in deferred income tax expense of approximately $73,000. The Company used $1.2 million in investing activities for computer and equipment purchases. The $1.5 million in net cash used in financing activities was primarily due to: (i) the repayment of $1.3 million of long-term debt, (ii) the repayment of approximately $97,000 of capital leases, (iii) the repayment of approximately $35,000 of treasury stock, and (iv) the repayment of approximately $26,000 of short-term borrowings.

     The Company's cash flow from operations and available credit facilities are considered adequate to fund planned business operations and both the short-term and long-term capital needs of the Company. However, certain events, such as an additional significant acquisition, could require new external financing.

Recently Issued Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The

Company does not use either derivative financial instruments or enter into hedging activities. The Company has determined that there is no effect on its condensed consolidated financial statements from SFAS No. 133.

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

     The Company has restated its condensed consolidated statements of operations for the thirteen and thirty-nine weeks ended September 30, 2000 and October 2, 1999 by reclassifying all shipping and handling income from cost of sales and operating expenses to revenue.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The Company's primary exposures to market risks include fluctuations in interest rates on its short-term and long-term borrowings of $9.8 million as of September 30, 2000 under its credit facility and in foreign currency exchange rates. The Company does not use derivative financial instruments. Historically, the Company has not experienced material gains or losses due to interest rate changes. Management does not believe that the risk inherent in the variable-rate nature of these instruments will have a material adverse effect on the Company's consolidated financial statements. However, no assurance can be given that such a risk will not have a material adverse effect on the Company's consolidated financial statements in the future.

     The Company's term loan and line of credit bear interest rates based on either a base rate or a LIBOR contract rate. The Company's UK term loan and the UK line of credit bear interest rates based on either a Sterling base rate or a LIBOR contract rate.

     As of September 30, 2000, the outstanding balance on all of the Company's credit facilities was $9,799,809. Based on this balance, an immediate change of one per cent in the interest rate would cause a change in interest expense of approximately $98,000 on an annual basis. The Company's objective in maintaining these variable rate borrowings is the flexibility obtained regarding early repayment without penalties and lower overall cost as compared with fixed-rate borrowings.

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

(b) Reports on Form 8-K during the thirteen weeks ended September 30, 2000:

     None.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            SPECIALTY CATALOG CORP.


      Dated: November 14, 2000              By:  /s/ Joseph Grabowski
                                               ----------------------------
                                               Joseph Grabowski
                                               Chief Executive Officer
                                               and President

      Dated: November 14, 2000              By:  /s/ Thomas McCain
                                               ----------------------------
                                               Thomas McCain
                                               Senior Vice President,
                                               Chief Financial Officer,
                                               Secretary and Treasurer