Form 10-K405
period 2000-12-30
SPECIALTY CATALOG CORP
filed 2001-04-02
CIK 1020897

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

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934 For the fiscal year ended December 30, 2000

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

   Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, if definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   Aggregate market value of voting stock held by non-affiliates of the Registrant as of March 23, 2001 (based on the closing sale price of the Common Stock on the NASDAQ National Market on such date) was $3,898,477.

   Number of shares of the Registrant's Common Stock outstanding as of March 23, 2001: 4,337,886

                      Documents Incorporated by Reference

   Proxy statement to be distributed by management in connection with the Registrant's Year 2001 Annual Meeting of Shareholders, to be filed not later than April 29, 2001, incorporated by reference into Part III of this Report.

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

   Unless otherwise indicated,"2000" means the 52 weeks ended December 30, 2000, "1999" means the 52 weeks ended January 1, 2000 and "1998" means the 52 weeks ended January 2, 1999.

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

   The growth strategy of the Company's wig and hairpiece business has these key elements:

    . Increasing the profitability of its core business by improving operating processes and customer satisfaction,

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

Women's Wigs and Hairpieces

   The Paula Young(R) catalog, with a 2001 planned circulation of over 9-million catalogs to its customer file, has the largest circulation and sales of any wig and hairpiece catalog in the US and Canada. As the Company's flagship catalog, the Paula Young catalog features a broad assortment of ladies wigs and hairpieces under the

Company's proprietary brand names--the Paula Young and Christine Jordan(R) lines of fashion wigs and hairpieces--and other popular wig brands, including Eva Gabor(R). In addition, the Paula Young catalog offers a selection of wig and hairpiece accessories including turbans, shampoos, combs and styling heads.

   The Especially Yours(R) catalog features the Especially Yours brand of women's wigs and hairpieces specifically designed for African-American women. The Especially Yours line features women's wigs and hairpieces including natural hairline crimping and fiber texture that reflects the natural hair of its customers. Especially Yours catalogs also offer a selection of women's apparel, hats and accessories to the African-American women's market. The catalog also carries the Diahann Carroll(TM) line of wigs and hairpieces under an exclusive license with the Tony-award winning actress and singer.

   The Company views each catalog as an opportunity to communicate with current and potential customers. In this regard, the Paula Young and the Especially Yours catalogs present the Company's products in a manner that focuses on the natural look, beauty, versatility and comfort of the products. Furthermore, the catalogs often feature customer testimonials, wearing instructions and other presentations designed to make the catalog the authoritative source on women's wigs and hairpieces.

International Activities

   Through its wholly-owned subsidiary, Daxbourne International Limited ("Daxbourne"), the Company is a leading retailer and wholesaler of women's wigs, hairpieces and related products in the United Kingdom. Daxbourne has established a significant franchise in the UK through wholesale, retail and catalog distribution channels. Daxbourne's retail operations consist of 11 retail concessions within department stores and one stand-alone retail outlet.

   On January 26, 2001, Daxbourne acquired the women's wig and hairpiece business of the Company's British licensee. The licensee had been the exclusive British licensee of the Company's Paula Young brand of women's wigs and hairpieces since 1994. During the term of the license agreement the licensee developed and circulated the Paula Young Fashion Wigs catalog using the merchandising and creative resources of the Company, thereby establishing Paula Young as a preeminent brand in Britain with a loyal customer following. The acquisition agreement provides for the termination of the 1994 license agreement and transfer of the assets of the Paula Young Fashion Wigs catalog business to Daxbourne. Daxbourne's catalog division will now circulate both catalogs--continuing to circulate its Jacqueline Collection catalog and the Paula Young Fashion Wigs catalog.

Western Schools(R)

   Under the Company's Western Schools brand, continuing education ("CE") courses are offered to nurses (approximately 92 percent of its total revenues in 2000) and CPAs (approximately 8 percent of its total revenues in 2000). Western Schools has developed its franchise by offering high-quality, value-priced CE courses.

American Healthcare Institute(R)

   Under the Company's American Healthcare Institute ("AHI") brand, the Company sponsors approximately 1,000 CE seminars and conferences each year to nurses and other mental health professionals.

   On February 3, 2001, AHI moved from Wheaton, Maryland to the Company's headquarters in South Easton, Massachusetts.

Internet Marketing (wig.com, paulayoung.com, especiallyyours.com, Western-online.com and Ahi-online.com)

   During 2000, the Company continued its Internet business by introducing Especiallyyours.com and Ahi-online.com. The Company also began to e-advertise on other Internet web sites and search engines through key word and banner advertising. The Company also introduced special offers and promotions to its customers via e-mail to promote sales at its web sites. In 2001, Western Schools business launched Western Schools Online, where students can down load courses, take tests, have the tests graded and receive continuing education credits all on line--a totally virtual experience. All of the Company's web sites have electronic order taking and e-mail customer service.

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

   In the 1960s wigs and hairpieces were considered a fashion accessory. However, as styles and tastes changed, the fashion-driven demand for wigs decreased. Due to this trend, during the 1970s and 1980s, the number of specialty wig boutiques declined and department stores reduced their selling space allocated to inventories of wigs. The Company's catalog business was started to serve the need-based wig customers who were not being adequately serviced by other retail alternatives. Because only approximately 5-million women, or 25 percent of the estimated 20-million American women with thinning hair, currently wear wigs, there appears to be substantial opportunities for growth of the Company's business.

   The Caucasian retail wig market--estimated to be approximately $200-million of annual retail sales comprising approximately 2.7-million units--is serviced by direct mail catalogers, beauty salons, wig shops, boutiques and department stores. It is estimated that catalog sales represent approximately forty percent of the wig and hairpiece units sold and approximately twenty percent of the sales dollars annually in the Caucasian market, demonstrating that price points at retail stores are generally higher than mail order price points. Catalogs offer the benefits of privacy, convenience, lower prices and broader product selection. Retail stores generally provide customers with more personalized service.

   Unlike the Caucasian market, the African-American wig market--estimated to be approximately $140-million of annual retail sales comprising approximately 3.1-million units--has yet to undergo any significant transition to direct marketing from retail outlets. Although African-American women comprise approximately thirteen percent of the US female population, it is estimated that they purchase more than fifty percent of the wig and hairpiece units sold each year in the US. Only about five percent of African-American wigs and hairpieces are sold through catalogs, with the balance sold primarily in beauty salons and wig shops. The Company believes that its Especially Yours(R) catalog, which targets African-American women, already has the highest sales volume of any catalog offering wigs designed for African-American women.

   The Company estimates that the international wig and hairpiece market is at least as large as the US market. By identifying opportunities through acquisitions and licensing programs, the Company has the ability to facilitate international expansion. The Company currently has a license agreement to sell its products in Germany.

 Continuing Education

   Nursing, accounting and other industries require their professionals to meet CE requirements on a periodic basis. Required CE frequency and the number of required hours vary from profession to profession and from state to state depending on state laws and association regulations. Approximately forty percent of the states in the US currently require nurses to have some form of CE. The CE industry has many small providers, including local universities, but few large providers. In addition, some hospitals and accounting firms educate their own employees through in-house programs and by subsidizing outside programs. Because CE is a required product, people may not be enthusiastic buyers. Accordingly, Western Schools and AHI compete aggressively in their markets on price, course content, course selection, and customer service.

Products

 Wigs and Hairpieces

   The Company sells a broad assortment of women's wigs and hairpieces in the United States, Canada, the UK, and Germany. The collections include 150 different wig styles and 36 different hairpieces in more than 80 colors. The current Paula Young and Especially Yours wig collections provide full head coverage. Hairpieces include wiglets and add-ons. Wiglets are small wigs generally worn on the top of the head to add style or cover thinning hair on the top or crown area. Add-ons are generally used to add styling to the back of the head.

 Sourcing

   The Company purchases approximately ninety-one percent of its wigs and hairpieces directly from ten foreign manufacturers and the balance from three domestic importers. The five largest foreign manufacturers each represent between nine percent and twenty-three percent of wig and hairpiece purchases. As an industry leader, the Company stays in close contact with these manufacturers, as well as other prominent wig manufacturers. Through these relationships, the Company is able to obtain better control over purchasing, styles, quality and cost.

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

   The Company anticipates that most of its wigs and hairpieces will continue to be manufactured in the Far East. Accordingly, the Company's operations are subject to the risks of doing business abroad, including fluctuations in the value of currencies, export duties, work stoppages, political instability and governmental intervention. Therefore, the availability of and the cost of wigs and hairpieces may be affected. Although to date such risks have not had a significant effect on the Company's business operations, no assurance can be given that such risks will not have a material adverse effect on the Company's business operations in the future.

 Apparel and Hats

   Especially Yours catalogs offer a selection of apparel and hats targeted to African-American women. Hats are generally purchased from domestic vendors, and apparel is purchased from vendors, who generally contract to produce the merchandise overseas or domestically.

Marketing

   The Company markets its wigs and hairpieces and CE courses through catalogs and over the Internet.

   Paula Young and Especially Yours are differentiated from traditional storefront retailers and other direct marketers due to the broad and deep selection of the core wig products each offers. These brands also enjoy a significant price advantage against competing brands due to large order volume and direct purchasing from manufacturers.

   The Company's two-step marketing program is the major method of new customer generation for Paula Young and Especially Yours. The Company's two-step marketing program entails first obtaining prospective customers by soliciting customer interest through targeted advertising, and following receipt of such interest with a series of catalogs designed to elicit an initial sale.

   For the first step, the Company uses a variety of targeted advertising media, namely, magazines, newspapers, tabloids, co-op mailers, the Internet and package insert programs. Advertising placements are selected based on demographics, cost and historical experience. Historical experience is measured by cost per inquiry and cost per customer compared against the lifetime value of a customer. Based on this information, the Company evaluates the effectiveness of media placements, and adjusts plans and programs accordingly.

   The second step, which commences when a prospective customer responds favorably to an advertisement, involves sending prospective customers a series of catalogs. Since the first step pre-qualifies prospective customers, Paula Young is able to convert approximately seventeen percent of advertising respondents into customers. Especially Yours is able to convert approximately nine percent of its Especially Yours inquirers into customers. When a sale is made, the customer is put on an active customer list and additional catalogs designed to create a repeat buyer are mailed.

   Another method of customer generation involves the one-step process of periodically circulating to inactive inquirers and former customers targeted mailings designed to convert or reactivate this group into customers.

   The Company also advertises through its Internet web sites www.wig.com, www.paulayoung.com and www.especiallyyours.com. These web sites provide information on the latest selection of wigs and hairpieces, products and styling, and answers to frequently asked questions. The web sites also have secure, online ordering capabilities and they also provide links to additional sites of interest to wig customers. Analysis shows that more than fifty percent of the customers buying through the Internet had no previous relationship with the Company. The Company has reserved other generic domain Internet sites in order to increase the amount of online traffic to its web sites. During 2000, the Company used key word and impression-based banner advertising, the expense of which was significantly offset by reductions in print advertising placements. This advertising has resulted in a substantial increase in visits to and purchases from the Company's web sites.

   Western Schools markets its CE courses using a one-step marketing program targeted at nurses and certified public accountants whose licenses need to be renewed. Western Schools also provides its latest selection of CE courses and exam materials online through its web site www.westernschools.com. During 2001, the Company introduced www.Western-online.com. This web site will offer all Western Schools CE courses and exam taking online to the nursing profession.

   AHI markets its CE courses using a one-step marketing program targeted at nurses and other mental health professionals whose licenses need to be renewed. AHI also provides its latest selection of CE courses online through its web site www.ahi-online.com.

New Opportunities

 New Products

   The Company seeks to leverage its customer relationships by adding new product lines to its catalogs. During 2000, the Company introduced Hotlocks(R), fashion accessories, such as hair extensions, scrunchies, headbands and clip-ons that come in many colors and are worn for fashion and fun. In early 2001, the WhisperLite(TM) collection was introduced. These wigs weigh as little as 1-and 1/2- ounces and have open wefting and lightweight cap construction for a very comfortable fit.

 Business-to-Business

   Through its Salon Silhouettes catalog the Company has been testing business-to-business opportunities in the US. The Salon Silhouettes catalog is distributed to wig shops and beauty salons in order to provide the opportunity for the Company to market to women who prefer shopping in retail outlets.

 Licensing Agreements

   Because of the leadership position of Paula Young, and building off the leverage of its unique position in the marketplace, including its unique products and its sourcing capabilities, Paula Young has been able to expand into other countries through licensing agreements. Generally the Company's standard license agreement grants each licensee an exclusive right to use the Company's trademarks to sell wigs and hairpieces within the licensee's territory. The Company supplies the licensee the inventory for which the Company is paid its cost for the inventory plus an administrative fee for shipping and handling costs. The Company also provides marketing advice and catalog development assistance. In general, the licensees are required to pay royalties on their net sales and expend a specified minimum amount of advertising each year. The Company currently has an active license agreement in Germany and will continue to search for additional international licensing opportunities.

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

Operations

 Order Entry and Customer Service

   The Company's telemarketing operation strives to simplify and encourage catalog and Internet shopping by providing prompt, courteous and knowledgeable customer service. Customers can call toll-free telephone numbers from 7 AM to 12 AM, seven days a week to place orders or to request a catalog. Approximately sixty-eight percent of orders are placed by telephone or over the Internet. A third-party provider handles over-flow call volume during peak periods and coverage in the event of operational disruptions.

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

 Fulfillment

   The Company's Massachusetts' distribution center fulfills all US and Canadian orders. Orders received for available product are usually shipped by the next business day, primarily via third class or priority mail. Merchandise not in stock on the date of order is generally shipped within two days of receipt. The Company's Daxbourne facility in London fulfills all UK and German orders.

   The Company uses an integrated computer picking, packing and shipping system, which monitors the in-stock status of each item ordered, processes the order and generates all related packing and shipping materials, taking into account the location of items within the distribution center. During fiscal 2000, on average, the Company shipped approximately 4,400 packages per business day.

 Returns

   The Company's return policy allows customers to return products for exchange or refund. The Company believes that its return levels are normal for mail order products. Return experience is closely monitored at the individual product level to identify trends in product offerings, product defects and quality issues in an attempt to assess future purchases, enhance customer satisfaction and reduce overall returns. During 2000, the introduction of new colors and styles, particularly human hair wigs at higher price points than synthetic wigs, caused an increase in the rate of returns experienced by the Company. As a result, the Company decided to eliminate the majority of its human hair styles and other styles with high customer return rates.

 Catalog Production

   The Company's graphic arts staff designs all of the catalogs circulated by the Company's businesses. In-house design of catalogs results in greater control, continuity, flexibility and creativity, as well as significant cost savings.

Competition

   The mail order catalog business is highly competitive. The Company's businesses compete on the basis of uniqueness of product offering, breadth of product offering, quality of product offering, relative value of product offering, customer service, advertising effectiveness, and catalog design. The Paula Young(R) and Especially Yours(R) catalogs and web sites compete with other mail order catalogs, retail stores, including hair salons and wig shops, department, specialty and discount stores and Internet web sites. The Company enjoys advantages of economies of scale, the size of its customer list, and its extensive advertising programs.

   The Company's CE businesses compete with other mail order catalogs, in-house CE programs, professional associations, and other seminar providers. The CE industry has many small providers, including local universities, but few large providers. Potential competition may emerge from new distribution channels such as the Internet. Accordingly, the businesses compete aggressively on price, course content and selection, and customer service.

Employees

   As of December 30, 2000, the Company's United States operations employed a total of 298 employees, consisting of 81 salaried full-time employees, 129 full-time hourly employees, and 88 part-time employees. Daxbourne International Limited employed 63 employees, consisting of 26 salaried full-time employees and 37 part-time hourly employees in the United Kingdom. The Company's employees are not covered by a collective bargaining agreement. The Company believes that its relations with its employees are good.

Trademarks, Trade Names and Patents

   The Company has 16 registered trademarks in the United States, two registered trademarks in the United Kingdom, two trademark applications and one patent with the US Patent and Trademark Office. The Company has four registered trademarks under California law. The Company also has five registered URLs. In the ordinary course of business, the Company often utilizes new trade names. When appropriate, the Company seeks to register these names.

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

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Shareholder
Matters

   The common stock of the Company trades on the Nasdaq National Market ("NASDAQ") under the symbol "CTLG". The following table sets forth the high and low quotations from Nasdaq.

                                                                    High   Low
                                                                   ------ ------
2000
  First Quarter................................................... $5.250 $2.625
  Second Quarter.................................................. $3.125 $2.000
  Third Quarter................................................... $3.000 $2.313
  Fourth Quarter.................................................. $2.969 $1.563
1999
  First Quarter................................................... $4.375 $3.000
  Second Quarter.................................................. $4.000 $3.188
  Third Quarter................................................... $4.500 $3.125
  Fourth Quarter.................................................. $6.000 $3.375

   The closing price of the Company's common stock at March 23, 2001 was $2.50 per share.

   The number of holders of record of the Company's common stock as of March 23, 2001 was approximately 50.

   The Company has been notified by NASDAQ that the Company's common stock bid price is below its continued listing standards and that the Company's current listing is subject to review by NASDAQ in accordance with its continued listing procedures. Accordingly, while an established public trading market exists, with respect to the Common Stock, there can be no assurance that the Common Stock will remain listed on the NASDAQ National Market or otherwise be subject of an established trading market. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors".

   The Company has not paid a dividend with respect to its common stock and does not anticipate paying dividends in the foreseeable future. Under the terms of the Company's existing debt agreement, the Company is not permitted to pay dividends.

Item 6. Selected Financial Data

                                            Fiscal Year Ended
                          --------------------------------------------------------
                           Dec. 30,   Jan. 1,     Jan. 2,     Jan. 3,    Dec. 28,
                             2000     2000(1)       1999      1998(2)      1996
                          ---------- ----------  ----------  ---------- ----------
                               (In thousands, except per-share amounts and
                                         weighted average shares)
Statement of Operations
 Data:
Net sales(3)............  $   60,892 $   54,475  $   55,591  $   49,310 $   41,037
Cost of sales(3)........      22,002     20,338      20,893      18,173     15,432
                          ---------- ----------  ----------  ---------- ----------
Gross profit............      38,890     34,137      34,698      31,137     25,605
Operating expenses (3)..      36,031     31,891      31,159      26,044     22,330
                          ---------- ----------  ----------  ---------- ----------
Income from operations..       2,859      2,246       3,539       5,093      3,275
Interest expense, net...         974        794         872         821      1,658
                          ---------- ----------  ----------  ---------- ----------
Income before income
 taxes and extraordinary
 items..................       1,885      1,452       2,667       4,272      1,617
Income taxes............         773        653       1,096       1,793        644
                          ---------- ----------  ----------  ---------- ----------
Income before
 extraordinary items....       1,112        799       1,571       2,479        973
                          ---------- ----------  ----------  ---------- ----------
Net income(4)...........  $    1,112 $      799  $    1,571  $    2,260 $      973
                          ========== ==========  ==========  ========== ==========
Earnings per Share--
 Basic EPS:
  Income before
   extraordinary items..  $     0.26 $     0.18  $     0.31  $     0.51 $     0.31
  Net income............  $     0.26 $     0.18  $     0.31  $     0.46 $     0.31
  Weighted average
   shares outstanding...   4,341,915  4,400,944   5,033,800   4,905,667  3,180,091
Earnings per Share--
 Diluted EPS:
  Income before
   extraordinary items..  $     0.25 $     0.17  $     0.29  $     0.45 $     0.25
  Net income............  $     0.25 $     0.17  $     0.29  $     0.41 $     0.25
  Weighted average
   shares outstanding...   4,530,756  4,684,874   5,495,014   5,527,701  3,946,211
                                                  As Of
                          --------------------------------------------------------
                           Dec. 30,   Jan. 1,     Jan. 2,     Jan. 3,    Dec. 28,
                             2000    2000(1,5)    1999(5)     1998(5)      1996
                          ---------- ----------  ----------  ---------- ----------
                                              (In thousands)
Balance Sheet Data:
Working capital.........  $    3,295 $   (2,424) $    ( 268) $    1,308 $    5,619
Total assets............      23,704     25,423      23,044      23,478     18,405
Long-term debt..........       7,200      2,900       3,671       5,012      8,147
Shareholders' equity....       8,728      7,739       7,436       7,866      4,801

--------
(1) The fiscal year ended January 1, 2000 includes four months of activity of AHI, which was acquired by the Company on September 10, 1999. For the four months ended January 1, 2000, AHI had net sales of $886,690, gross profit of $256,905 and a net loss of $14,870.
(2) The fiscal year ended January 3, 1998 includes three months of activity of the Company's subsidiary, Daxbourne International Limited, which was acquired by the Company on October 3, 1997. For the three months ended January 3, 1998, Daxbourne had net sales of $1,172,376, gross profit of $844,171 and net income of $80,375.
(3) Emerging Issues Task Force ("EITF") Issue 00-10, "Accounting for Shipping and Handling Fees and Costs," requires that shipping and handling fees, billed to a customer in a sale transaction, should be classified as part of revenues. This consensus had to be adopted no later than the fourth quarter of 2000. The Company has restated its consolidated statements of operations for the fiscal years presented by reclassifying all shipping and handling income from cost of sales and operating expenses to revenues.
(4) In 1997, net income reflects a $218,699 extraordinary loss on the early retirement of debt (net of an income tax benefit of $149,083).
(5) Certain amounts in the 1997, 1998 and 1999 financial statements have been reclassified to conform to the 2000 presentation.

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

Introduction

   The Company targets niche consumer product categories primarily via direct marketing. SC Direct, its principal operating subsidiary in the United States ("SC Direct"), is the US leading retailer of women's wigs and hairpieces. Daxbourne International Limited ("Daxbourne"), a subsidiary of SC Direct, is a leading United Kingdom retailer and wholesaler of women's wigs and hairpieces. SC Publishing, another subsidiary of SC Direct ("SC Publishing"), sells continuing education courses to nurses and certified public accountants. American Healthcare Institute ("AHI"), an operating division of SC Publishing, which was acquired by the Company on September 10, 1999, and accounted for under the purchase method of accounting, provides continuing-education seminars and conferences for the healthcare industry.

Results of Operations

 2000 Compared to 1999

   Revenues increased to $60.9 million in 2000 from $54.5 million in 1999, an increase of $6.4 million or 11.7 percent. This increase was due to the addition of $4.4 million in net sales from AHI, which was acquired by the Company in September 1999, and increases in SC Direct's, Daxbourne's and Western Schools net sales of approximately $1.1 million, $157,000, and $51,000 respectively. The remainder of the revenue increase resulted from the approximately proportionate increase in shipping & handling income of approximately $795,000 due to the increase in Company net sales mentioned above. The increase in SC Direct's net sales was primarily due to net sales increases in the Paula Young and Especially Yours catalogs in the amount of $2.2 million and $1.7 million, respectively. These increases were due primarily to increased number of orders from increased circulation of its catalogs to existing customers and to new customers generated by the Company's advertising programs and sales over the Internet as well as changes in the product mix in both catalogs. The increase in SC Direct's net sales was offset by a decrease of $2.8 million in net sales from its Paula Hatbox(R) catalog, as a result of the Company's decision in the fourth quarter of 1999 to no longer circulate this catalog.

   Gross margin as a percentage of revenues increased to 63.9 percent in 2000 from 62.7 percent in 1999 as a result of minor merchandise mix changes. Gross margin increased to $38.9 million in 2000 from $34.1 million in 1999, an increase of $4.8 million or 14.1 percent. This increase was due to the increase in revenues discussed above as well as an increase in the gross margin rate discussed above.

   Operating expenses increased to $36.0 million in 2000 from $31.9 million in 1999, an increase of $4.1 million or 12.9 percent. This increase was due primarily to: (a) additional catalog production and advertising expenses of approximately $2.5 million and $395,000, respectively, mainly related to the acquisition of AHI as well as increased circulation of catalogs mailed to the Paula Young and Especially Yours customers and to inactive Paula Young customers in an effort to reactivate these names, (b) approximately $632,000 related to costs incurred in connection with the bonus paid to the former chief executive officer and the terminated sale of the Company's common stock to Golub Associates, Inc., (c) increased depreciation and amortization of approximately $621,000 related to the implementation of the Company's catalog information system in August 1999, and (d) $1.7 million in additional payroll and benefit costs, mainly related to the AHI acquisition, additional information technology personnel and an increase in in-house telemarketing and customer service personnel. The increase in operating expenses was offset by:
(i) a reduction in outside telemarketing and customer service costs of approximately $575,000, and (ii) a prior year's restructuring charge described below.

   In August 1999, the Company announced the resignation of its chief executive officer. In connection with the resignation and search for a new chief executive officer, the Company recorded a pre-tax charge of $500,000, consisting of severance and other severance related benefits and recruiting fees. During the fourth quarter of 1999, the Company eliminated the circulation of the Paula's Hatbox catalog that featured ladies hats and selected women's apparel and accessories. The Company recorded a pre-tax charge of $730,000 in October 1999, of which $480,000 related to severance and severance related benefits for four employees and the write-off of remaining unamortized deferred catalog costs. The remaining $250,000 related to inventory write-offs.

   Interest expense, net of interest income, increased to approximately $974,000 in 2000 from approximately $794,000 in 1999, an increase of approximately $180,000 or 22.7 percent. The increase was attributable to higher interest rates during 2000 compared to 1999, offset by lower average principal amounts outstanding on the Company's bank facility.

   Income tax expense, as a percentage of pre-tax income, was 41.0 percent in 2000 versus 45.0 percent in 1999, due to an additional provision for state taxes as a result of the completion of a state tax audit during 1999.

 1999 Compared to 1998

   Net sales decreased to $54.5 million in 1999 from $55.6 million in 1998, a decrease of $1.1 million, or 1.9 percent. This decrease was due a decrease in SC Direct's net sales of $3.0 million, offset by increases in Daxbourne's and Western Schools net sales of approximately $261,000 and $616,000 respectively, primarily due to improved customer response rates as a result of changes in circulation strategies. On September 10, 1999, the Company acquired AHI. AHI had net sales of approximately $887,000 for the period September 10, 1999 through January 1, 2000. The decrease in SC Direct's net sales was primarily due to (i) a decrease of $3.2 million in net sales from its Paula Young catalog, resulting from lower sales to potential new customers due to a planned reduction in advertising expenditures in the first half of 1999, (ii) a decrease of $1.1 million in net sales from the Christine Jordan catalog as a result of the Company's decision to no longer circulate the Christine Jordan catalog, but continue to sell Christine Jordan branded products through its Paula Young catalog, and (iii) a decrease of approximately $604,000 in net sales from its Paula's Hatbox catalog. These net sales decreases in SC Direct were offset by an increase of $1.9 million in net sales from SC Direct's Especially Yours catalog, primarily due to increased orders attributable to an increase in the customer base as a result of customer generation efforts in previous years, and an increase in average order size, attributable to changes in the product mix in the Especially Yours catalog.

   Gross margin as a percentage of net sales increased to 62.7 percent for 1999 from 62.4 percent for 1998. Gross margin decreased to $34.1 million in 1999 from $34.7 million in 1998, a decrease of approximately $561,000, or 1.6 percent, as a result of the reduction in net sales discussed above, offset by the increase in the gross margin rate mentioned above.

   Operating expenses increased to $31.9 million in 1999 from $31.2 million in 1998, an increase of approximately $731,000, or 2.3 percent. This increase was attributable primarily to severance and severance related benefits, and the write-off of remaining non-amortized deferred catalog costs from the discontinuance of the Paula's Hatbox catalog. Included in operating expenses for 1999 are charges of: (i) $500,000 consisting of severance, severance related benefits and recruiting fees, recorded as a result of costs incurred in connection with the resignation of the Company's chief executive officer and for fees already incurred in connection with the Company's search for a replacement, (ii) approximately $277,000 related to costs incurred in connection with certain acquisitions that the Company decided not to pursue,
(iii) increased depreciation and amortization of approximately $327,000 related to the implementation of the Company's catalog information system in August 1999, and (iv) the write-off of $480,000 for the remaining unamortized deferred catalog costs and severance and severance related benefits for four employees relating to the elimination of the Paula's Hatbox catalog. These increases to operating expenses are offset by lower advertising expenses of $1.1 million due to the Company's strategic decision to eliminate certain marginal advertising programs.

   Interest expense, net of interest income, decreased to approximately $794,000 in 1999 from approximately $872,000 in 1998, a decrease of approximately $78,000, or 8.9 percent. The decrease was attributable to lower average principal amounts outstanding on the Company's bank facility due to debt repayments.

   Income tax expense, as a percentage of pre-tax income, was 45.0 percent in 1999 versus 41.1 percent in 1998, due to an additional provision for state taxes as a result of the completion of a state tax audit during 1999.

Liquidity and Capital Resources

   Net cash flows used by the Company for 2000 were approximately $702,000. Cash flows provided by operating activities for 2000 were $2.3 million, offset by uses of $1.4 million in investing activities and $1.5 million in financing activities. The major factors that caused the difference between net income and net cash flows provided by operations for 2000 were increases in: (i) depreciation and amortization expense of $1.7 million, and (ii) deferred income tax expense of approximately $83,000, offset by a decrease in cash working capital items of approximately $608,000. The Company used $1.4 million in investing activities for computer and equipment purchases. The $1.5 million in net cash used in financing activities was primarily due to: (i) the repayment of $1.9 million of long-term debt, (ii) the repayment of short-term borrowings of $5.4 million, (iii) the repayment of approximately $119,000 of capital leases, and (iv) the purchase of approximately $35,000 of treasury stock, offset by the issuance of $6.0 million of long-term debt related to the closing of the Company's new $12.25 million senior credit facility with Fleet National Bank.

   On December 27, 2000, the Company entered into an $12.25 million credit agreement (the "Agreement") with Fleet National Bank (the "Bank") for the purpose of refinancing its existing senior debt and to provide for the working capital needs of the Company. The new credit facility, which may be increased to $13.0 million in 2002, replaces the Company's former credit facilities with the Bank. The Agreement includes a $9.0 million five-year term note (the "Term Loan") and a $3.25 million two-year revolving credit agreement (the "Line of Credit"). The amount available on the Line of Credit increases as principal amortization payments on the Term Loan are paid, such that the total Agreement remains at $12.25 million over the two years of the Line of Credit agreement. The Line of Credit provides for revolving credit loans and letters of credit with floating rates based on margins over LIBOR or prime at the Company's option. The Term Loan is for five years and is amortized at the rate of $450,000 a quarter beginning January 1, 2001.

   As of December 30, 2000, $6.4 million of the Term Loan was under LIBOR contract rates ranging from 8.6625 percent to 9.02813 percent and the remainder of the Term Loan was at the base rate of 9.75 percent. As of December 30, 2000, approximately $788,000 of the Line of Credit was at the base rate of 9.75 percent. The Company is required to pay a commitment fee of
0.375 percent per annum on the unused portion of the commitment. At December 30, 2000, $2.5 million was available under this Line of Credit.

   The Agreement is collateralized by a first perfected security interest in all tangible and intangible assets of the Company, subject to certain permitted liens. The Agreement is subject to certain consolidated covenants, including but not limited to leverage and debt service coverage ratios, minimum earnings requirements, and a restriction on the payment of cash dividends on the Company's common stock.

   The Company's cash flow from operations and available credit facilities are considered adequate to fund planned business operations and both the short-term and long-term capital needs of the Company. However, certain events, such as an additional significant acquisition, could require new external financing.

Recently Issued Accounting Pronouncements

   Emerging Issues Task Force ("EITF") Issue 00-10, "Accounting for Shipping and Handling Fees and Costs," requires that shipping and handling fees, billed to a customer in a sale transaction, should be classified as part of revenues. This consensus had to be adopted no later than the fourth quarter of 2000. The Company has restated its consolidated statements of operations for the fiscal years ended December 30, 2000, January 1, 2000 and January 2, 1999 by reclassifying all shipping and handling income from cost of sales and operating expenses to revenues.

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The adoption of SAB No. 101 did not materially affect the Company's consolidated financial statements in the current year.

   Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company will adopt SFAS No. 133 effective January 1, 2001. Management does not expect the adoption of SFAS No. 133 to have a significant impact on the financial position, results of operations, or cash flows of the Company.

Risk Factors

   Postal Rates, Paper Prices and Media Costs. Postage, shipping and paper costs are significant expenses in the operation of the Company's business. The Company mails its catalogs and generally ships its products to customers through the US Postal Service and, at the customer's request and expense, ships its products by overnight and second day delivery services. The Company passes on the costs of mailing its products directly to customers as separate shipping and handling charges, but does not directly pass on paper costs and the costs of mailing its catalogs. Any future increases in postal or shipping rates or paper costs could have a material adverse effect on the Company's operating results if the Company is unable to pass on these increases to its customers. In addition, a rise in media costs could have a material adverse effect on the Company's ability to generate new customers.

   Limited Sources of Fiber. The majority of the Company's revenue is derived from the sale of wigs. The Company's synthetic wigs are made from special synthetic fiber manufactured by two Japanese companies, Kaneka Corporation and Toyo Chemical Corporation. The wig manufacturers from whom the Company purchases its inventory purchase the fiber from these two fiber manufacturers. Should there be a permanent or long-term disruption in the supply of fiber, the time required to obtain an alternate source and the attendant delay in new production, as well as a possible significant increase in the price of fiber, may have a material adverse effect on the Company's wig and hairpiece sales and profit margins.

   Limited Number of Wig Manufacturers. The wigs sold by the Company are produced by a limited number of manufacturers. Each of the Company's five largest manufacturers supplied between nine percent and twenty-three percent of the Company's overall wig purchases in 2000. The loss of one or more of these manufacturers could materially disrupt the Company's wig operations. Although the Company believes that in such an event it could purchase its wig requirements from the remaining manufacturers and from additional manufacturers, there can be no assurance that such sources of supply could meet the Company's wig requirements without considerable disruption to the Company's purchasing cycles, inventory levels and profit margins. The Company does not currently have, and does not anticipate entering into in the foreseeable future, long-term supply contracts with manufacturers.

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

   Risk of Delisting From NASDAQ--The Company's common stock is listed on the NASDAQ National Market System. The Company cannot guarantee that it will always be listed. NASDAQ's rules for continual listing include stockholders' equity requirements, and market value requirements. The Company has been notified by NASDAQ that the Company's common stock bid price is below its continued listing standards and that the Company's current listing is subject to review by NASDAQ.

   If the Company's common stock is delisted from NASDAQ, and if the Company's common stock cannot be listed on the NASDAQ Small Cap Market, trading in the Company's common stock would likely be conducted, if at all, in the over-the-counter market. This would make it more difficult for stockholders to dispose of their common stock and more difficult to obtain accurate quotations on the Company's common stock. This could have an adverse effect on the price of the common stock. There are separate rules regulating broker-dealers who trade on behalf of customers in unlisted stocks. These rules require broker-dealers to sell common stock only to established customers and accredited investors (generally defined as investors with a net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with a spouse), to make special suitability determinations about the purchasers, and to receive the purchaser's written consent to the transaction prior to sale. The effect of these requirements, among others, may be to limit the ability or incentive of broker-dealers to sell the Company's common stock.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

   The Company's primary exposures to market risks include fluctuations in interest rates on its short-term and long-term borrowings of approximately $9.8 million as of December 30, 2000 under its credit facility. On January 19, 2001, the Company and the Bank entered into an Interest Rate Swap Agreement based on a notional principal balance of $4.5 million. Under the interest rate swap agreement, the Company receives quarterly LIBOR-based interest rate payments from the Bank, and pays interest quarterly at a fixed rate of 5.57% to the Bank. These interest rate payments are settled net with the Bank. The agreement is effective for a period of two years and terminates on January 19, 2003.

   Management does not believe that the risk inherent in the variable-rate nature of these instruments will have a material adverse effect on the Company's consolidated financial statements. However, no assurance can be given that such a risk will not have a material adverse effect on the Company's financial statements in the future.

   The Company's Term Loan and Line of Credit bear interest rates based on either a base rate or a LIBOR contract rate. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-- Liquidity and Capital Resources".

   As of December 30, 2000, the outstanding balance on all of the Company's credit facilities was $9,788,099. Based on this balance, an immediate change of one percent in the interest rate would cause a change in interest expense of approximately $98,000 on an annual basis. The Company's objective in maintaining these variable rate borrowings is the flexibility obtained regarding early repayment without penalties and lower overall cost as compared with fixed-rate borrowings.

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

Item 8. Financial Statements

                                                                          Page
                                                                          -----
Independent Auditors' Report............................................     18
Financial Statements as of December 30, 2000 and January 1, 2000 and for
 the Three Fiscal Years Ended December 30, 2000, January 1, 2000 and
 January 2, 1999
Consolidated Balance Sheets.............................................     19
Consolidated Statements of Operations...................................     20
Consolidated Statements of Shareholders' Equity and Comprehensive Income
 (Loss).................................................................     21
Consolidated Statements of Cash Flows...................................  22-23
Notes to Consolidated Financial Statements..............................  24-38

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors of Specialty Catalog Corp.:

   We have audited the accompanying consolidated balance sheets of Specialty Catalog Corp. and subsidiaries (the "Company") as of December 30, 2000 and January 1, 2000 and the related consolidated statements of operations, shareholders' equity and comprehensive income (loss) and cash flows for the years then ended and the year ended January 2, 1999. Our audits also included the consolidated financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

   In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 30, 2000 and January 1, 2000 and the results of its operations and its cash flows for the years then ended and the year ended January 2, 1999, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
March 15, 2001

                            SPECIALTY CATALOG CORP.

                          CONSOLIDATED BALANCE SHEETS

                                                            December
                                                               30,      January 1,
                          ASSETS                              2000         2000
                          ------                           -----------  -----------
Current assets:
  Cash and cash equivalents............................... $   435,276  $ 1,136,847
  Accounts receivable, less allowance for doubtful
   accounts of $39,791 and $116,198 at December 30, 2000
   and January 1, 2000, respectively                         1,521,469    1,206,490
  Inventories.............................................   5,324,460    5,626,304
  Prepaid expenses........................................   3,561,311    4,012,538
                                                           -----------  -----------
    Total current assets..................................  10,842,516   11,982,179
                                                           -----------  -----------
Property, plant and equipment:
  Property, plant and equipment...........................   9,623,867    8,286,156
  Less accumulated depreciation and amortization..........  (5,232,422)  (3,967,224)
                                                           -----------  -----------
    Total property, plant and equipment, net..............   4,391,445    4,318,932
                                                           -----------  -----------
Intangible assets, net....................................   3,942,508    4,571,405
Deferred income taxes.....................................   4,273,287    4,338,843
Other assets..............................................     253,748      211,918
                                                           -----------  -----------
    Total assets.......................................... $23,703,504  $25,423,277
                                                           ===========  ===========
           LIABILITIES AND SHAREHOLDERS' EQUITY
           ------------------------------------
Current liabilities:
  Accounts payable and accrued expenses................... $ 3,656,757  $ 4,261,400
  Liabilities to customers................................     925,888    1,169,256
  Short-term borrowings...................................     788,100    6,401,238
  Income taxes............................................     376,914      449,577
  Current portion of long-term debt.......................   1,800,000    2,125,000
                                                           -----------  -----------
    Total current liabilities.............................   7,547,659   14,406,471
                                                           -----------  -----------
Long-term debt............................................   7,200,000    2,900,000
Other long-term liabilities...............................     227,929      377,875
Commitments and contingencies
Shareholders' equity:
  Preferred stock, $1.00 par value: 1,000,000 shares
   authorized;
   no shares issued and outstanding.......................          --           --
  Common stock, $.01 par value: 10,000,000 shares
   authorized; 5,239,774 shares issued at December 30,
   2000 and January 1, 2000; 4,337,886 and 4,351,386
   shares outstanding at December 30, 2000 and January 1,
   2000, respectively.....................................      52,397       52,397
  Additional paid-in capital..............................  16,159,570   16,159,570
  Accumulated other comprehensive loss....................    (138,950)     (51,250)
  Accumulated deficit.....................................  (4,477,923)  (5,590,054)
                                                           -----------  -----------
                                                            11,595,094   10,570,663
  Less treasury stock, at cost, 901,888 and 888,388 shares
   at December 30, 2000 and January 1, 2000,
   respectively...........................................  (2,867,178)  (2,831,732)
                                                           -----------  -----------
    Total shareholders' equity............................   8,727,916    7,738,931
                                                           -----------  -----------
      Total liabilities and shareholders' equity.......... $23,703,504  $25,423,277
                                                           ===========  ===========

                See notes to consolidated financial statements.

                            SPECIALTY CATALOG CORP.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     Fiscal Year Ended
                                            -----------------------------------
                                             December
                                                30,     January 1,  January 2,
                                               2000        2000        1999
                                            ----------- ----------- -----------
Net Sales:
  Revenues................................. $52,973,996 $47,312,945 $48,397,806
  Shipping and handling income.............   7,660,299   6,865,334   6,707,605
  Royalties................................     257,817     296,303     485,746
                                            ----------- ----------- -----------
Total net sales............................  60,892,112  54,474,582  55,591,157
Cost of sales (including buying, occupancy
 and order
 fulfillment costs)........................  22,002,323  20,337,583  20,892,943
                                            ----------- ----------- -----------
Gross profit...............................  38,889,789  34,136,999  34,698,214
Operating Expenses:
  Operating expenses.......................  34,340,466  30,819,662  30,413,015
  Depreciation and amortization............   1,690,232   1,070,719     745,931
                                            ----------- ----------- -----------
Total operating expenses...................  36,030,698  31,890,381  31,158,946
                                            ----------- ----------- -----------
Income from operations.....................   2,859,091   2,246,618   3,539,268
Interest expense, net......................     973,575     794,165     871,893
                                            ----------- ----------- -----------
Income before income taxes.................   1,885,516   1,452,453   2,667,375
Income taxes...............................     773,385     652,967   1,095,994
                                            ----------- ----------- -----------
Net income................................. $ 1,112,131 $   799,486 $ 1,571,381
                                            =========== =========== ===========
Earnings per share--Basic EPS:
  Net income per share..................... $      0.26 $      0.18 $      0.31
                                            =========== =========== ===========
  Weighted average shares outstanding......   4,341,915   4,400,944   5,033,800
                                            =========== =========== ===========
Earnings per share--Diluted EPS:
  Net income per share..................... $      0.25 $      0.17 $      0.29
                                            =========== =========== ===========
  Weighted average shares outstanding......   4,530,756   4,684,874   5,495,014
                                            =========== =========== ===========


                See notes to consolidated financial statements.

                            SPECIALTY CATALOG CORP.

 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY & COMPREHENSIVE INCOME (LOSS)

                           Common Stock
                         -----------------
                                                                      Accumulated
                                                                         Other     Additional                   Total
                                            Treasury      Deferred   Comprehensive   Paid-in   Accumulated  Shareholders'
                          Shares   Amount     Stock     Compensation Income (Loss)   Capital     Deficit       Equity
                         --------- ------- -----------  ------------ ------------- ----------- -----------  -------------
Balance, January 3,
 1998................... 5,022,001 $50,220          --    $(65,862)    $   3,495   $15,838,826 $(7,960,921)  $ 7,865,758
Other comprehensive
 income (loss):
 Net income.............        --      --          --          --            --            --   1,571,381     1,571,381
 Foreign currency
  translation
  adjustment............        --      --          --          --        12,431            --          --        12,431
Total comprehensive
 income.................                                                                                       1,583,812
 Exercise of stock
  options (including the
  tax benefit of
  $256,021).............   217,773   2,177          --          --            --       320,744          --       322,921
 Treasury stock
  repurchase............        --      -- $(2,353,641)         --            --            --          --    (2,353,641)
 Amortization of
  deferred
  compensation..........        --      --          --      17,499            --            --          --        17,499
                         --------- ------- -----------    --------     ---------   ----------- -----------   -----------
Balance, January 2,
 1999................... 5,239,774  52,397  (2,353,641)    (48,363)       15,926    16,159,570  (6,389,540)    7,436,349
                         --------- ------- -----------    --------     ---------   ----------- -----------   -----------
Other comprehensive
 income (loss):
 Net income.............        --      --          --          --            --            --     799,486       799,486
 Foreign currency
  translation
  adjustment............        --      --          --          --       (67,176)           --          --       (67,176)
Total comprehensive
 income.................                                                                                         732,310
 Treasury stock
  repurchase............        --      --    (478,091)         --            --            --          --      (478,091)
 Amortization and write-
  off of deferred
  compensation..........        --      --          --      48,363            --            --          --        48,363
                         --------- ------- -----------    --------     ---------   ----------- -----------   -----------
Balance, January 1,
 2000................... 5,239,774  52,397  (2,831,732)         --       (51,250)   16,159,570  (5,590,054)    7,738,931
                         --------- ------- -----------    --------     ---------   ----------- -----------   -----------
Other comprehensive
 income (loss):
 Net income.............        --      --          --          --            --            --   1,112,131     1,112,131
 Foreign currency
  translation
  adjustment............        --      --          --          --       (87,700)           --          --       (87,700)
Total comprehensive
 income.................                                                                                       1,024,431
 Treasury stock
  repurchase............        --      --     (35,446)         --            --            --          --       (35,446)
                         --------- ------- -----------    --------     ---------   ----------- -----------   -----------
Balance, December 30,
 2000................... 5,239,774 $52,397 $(2,867,178)   $     --     $(138,950)  $16,159,570 $(4,477,923)  $ 8,727,916
                         ========= ======= ===========    ========     =========   =========== ===========   ===========


                See notes to consolidated financial statements.

                            SPECIALTY CATALOG CORP.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   Fiscal Year Ended
                                          --------------------------------------
                                          December 30,  January 1,   January 2,
                                              2000         2000         1999
                                          ------------  -----------  -----------
Cash flows from operating activities:
  Net income............................  $ 1,112,131   $   799,486  $ 1,571,381
Adjustments to reconcile net income to
 net cash provided by
 operating activities:
  Depreciation and amortization.........    1,690,232     1,070,719      745,931
  Deferred income taxes.................       82,547       413,292      872,233
  Amortization of deferred
   compensation.........................           --        48,363       17,499
  Changes in operating assets and
   liabilities, net of impact of
   acquisitions:
    Accounts receivable.................     (342,569)        1,194      (96,676)
    Inventories.........................      249,536      (248,884)     878,091
    Prepaid expenses....................      440,541      (207,728)    (465,520)
    Other assets........................      (72,646)      (57,263)      94,473
    Accounts payable and accrued
     expenses...........................     (553,093)      500,008      297,625
    Liabilities to customers............     (243,368)      492,809     (320,496)
    Income taxes payable................      (44,532)      154,836      209,895
    Other long-term liabilities.........      (41,670)           --        4,167
                                          -----------   -----------  -----------
Net cash provided by operating
 activities.............................    2,277,109     2,966,832    3,808,603
                                          -----------   -----------  -----------
Cash flows from investing activities:
  Purchases of property, plant and
   equipment............................   (1,377,009)   (1,844,967)  (1,188,905)
  Acquisitions, net of cash acquired ...           --    (1,323,381)    (505,140)
                                          -----------   -----------  -----------
Net cash used in investing activities...   (1,377,009)   (3,168,348)  (1,694,045)
                                          -----------   -----------  -----------
Cash flows from financing activities:
  Issuance of common stock..............           --            --       10,752
  Advances (repayments) on short-term
   borrowings, net......................   (5,445,457)    1,357,390    1,289,559
  Issuance of long-term debt............    6,000,000     1,000,000           --
  Purchases of treasury stock...........      (35,446)     (478,091)  (2,353,641)
  Repayments of long-term debt..........   (1,924,057)   (1,564,142)    (969,011)
  Repayments of capital lease
   obligations..........................     (118,706)      (64,533)     (20,303)
                                          -----------   -----------  -----------
Net cash provided by (used in) financing
 activities.............................   (1,523,666)      250,624   (2,042,644)
                                          -----------   -----------  -----------
Effect of exchange rate changes on cash
 and cash equivalents...................      (78,005)      (10,132)      13,095
                                          -----------   -----------  -----------
Increase (decrease) in cash and cash
 equivalents............................     (701,571)       38,976       85,009
Cash and cash equivalents, beginning of
 year...................................    1,136,847     1,097,871    1,012,862
                                          -----------   -----------  -----------
Cash and cash equivalents, end of year..  $   435,276   $ 1,136,847  $ 1,097,871
                                          ===========   ===========  ===========
Supplemental disclosures of cash flow
 information:
  Cash paid during the year for:
    Interest............................  $   844,204   $   794,668  $   812,845
                                          ===========   ===========  ===========
    Income taxes........................  $   431,184   $   426,370  $   725,000
                                          ===========   ===========  ===========

                See notes to consolidated financial statements.

                            SPECIALTY CATALOG CORP.

Supplemental disclosures of cash flow information:

   During the years ended December 30, 2000 and January 1, 2000, the Company received federal income tax refunds of $320,000 and $375,000, respectively.

Summary of non-cash transactions:

   During the years ended December 30, 2000 and January 1, 2000, the Company recorded capital lease obligations of $10,430 and $290,789, respectively related to the purchase of data processing equipment.

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

  Fiscal Years Ended December 30, 2000, January 1, 2000, and January 2, 1999

1. Summary of Significant Accounting Policies

   Nature of Business--Specialty Catalog Corp. (the "Company") targets niche consumer product categories, primarily via direct marketing. SC Corporation, the Company's principal operating subsidiary doing business under the name SC Direct ("SC Direct"), is the leading US retailer of women's wigs and hairpieces. Daxbourne International Limited ("Daxbourne"), a subsidiary of SC Direct, is a leading UK retailer, wholesaler and direct marketer of women's wigs and hairpieces. SC Publishing ("SC Publishing"), another subsidiary of SC Direct, sells continuing education courses to nurses and certified public accountants. American Healthcare Institute ("AHI"), an operating division of SC Publishing, which was acquired by the Company on September 10, 1999, provides continuing-education seminars and conferences for the healthcare industry.

   Principles of Consolidation--The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

   Translation of Foreign Currencies--The financial statements of the Company's foreign subsidiary are translated from local currency into US dollars using the current exchange rate at the balance sheet date for assets and liabilities and the average exchange rate prevailing during the period for revenues and expenses. The local currency of its foreign subsidiary is considered to be the functional currency. Exchange gains and losses on intercompany balances of a long-term investment nature are recorded as a component of other comprehensive income (loss) in shareholders' equity, while other transaction gains and losses are recorded directly to the consolidated statements of operations. Comprehensive income (loss) consisted solely of accumulated foreign currency translation adjustments in connection with the Company's UK subsidiary in 2000 and 1999.

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

   Prepaid Expenses--The costs incurred to develop, print and place direct response advertisements to obtain names of potential customers are recorded as prepaid expenses until the time the advertisement is published, mailed or otherwise made available to potential customers. Direct response advertising, including catalog printing and mailing costs, for selling purposes, is capitalized and amortized over the expected period of future benefit, generally two to four months. For the years ended December 30, 2000, January 1 2000, and January 2, 1999, advertising expense was $17.0 million, $14.3 million and $15.4 million, respectively.

   Property, Plant and Equipment--Property, plant and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets. Amortization is computed on the straight-line method over the lesser of the estimated useful lives of the related assets or the lease terms.

   In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 requires that costs incurred in the development of internal use software be capitalized and amortized over a period of time. The Company adopted SOP 98-1 in the first quarter of 1998. During 2000 and 1999, the Company capitalized $568,706 and $1,185,536, respectively, of costs associated with its new catalog

                            SPECIALTY CATALOG CORP.

1. Summary of Significant Accounting Policies (continued)

information system that was implemented in August 1999, of which $254,651 and $583,659, respectively, were internal payroll and payroll related costs.

   Intangibles--Intangible assets, consisting of goodwill, covenants not to compete, customer lists, trademarks, and trade names, are amortized using the straight-line method over useful lives of three to thirty years. Management's policy regarding intangible assets is to evaluate the recoverability of its intangible assets when the facts and circumstances suggest that these assets may be impaired. This policy is consistent with those policies set forth in Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed". Evaluations consider factors including operating results, business and strategic plans, economic projections, and market emphasis. Evaluations compare expected cumulative, non-discounted operating cash flows with net book values of related intangible assets. Unrealizable intangible asset values are charged to operations. There were no impairment charges during the fiscal years presented.

   Other Assets--Other assets consist primarily of deferred financing costs. Deferred financing costs which were incurred by the Company in connection with the credit agreement (the "Agreement") with Fleet National Bank (the "Bank") (see footnote 7) are amortized over the life of the underlying indebtedness using the straight-line method. At December 30, 2000 and January 1, 2000, deferred financing costs were $71,448 and $81,987, respectively.

   Income Taxes--The Company uses the asset and liability method of accounting for deferred income taxes. The provision for income taxes includes income taxes currently payable and those deferred because of temporary differences between the financial statement and tax basis of assets and liabilities.

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

   The fair value of the Company's cash and cash equivalents, accounts receivable, accounts payable, and short-term borrowings approximate their carrying values at December 30, 2000 and January 1, 2000, due to the short-term maturities of these investments. The carrying values and fair values of the Company's long-term debt at December 30, 2000 and January 1, 2000 were $9,000,000 and $5,025,000.

   Stock-Based Compensation--Compensation cost of stock-based compensation arrangements with employees is measured based on Accounting Principles Board ("APB") Opinion No. 25. The Company applies APB Opinion No. 25 to its stock-based compensation awards to employees and the disclosure provisions of SFAS No. 123, "Accounting for Stock-based Compensation", are addressed in footnote 10.

                            SPECIALTY CATALOG CORP.

1. Summary of Significant Accounting Policies (continued)

   Newly Issued Accounting Pronouncements--Emerging Issues Task Force ("EITF") Issue 00-10, "Accounting for Shipping and Handling Fees and Costs", requires that shipping and handling fees, billed to a customer in a sale transaction, should be classified as part of revenues. This consensus had to be adopted no later than the fourth quarter of 2000. The Company has restated its consolidated statements of operations for the fiscal years ended December 30, 2000, January 1, 2000 and January 2, 1999 by reclassifying all shipping and handling income from cost of sales and operating expenses to revenues.

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The adoption of SAB No. 101 did not materially affect the Company's consolidated financial statements in the current year.

   Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company will adopt SFAS No. 133 effective January 1, 2001. Management does not expect the adoption of SFAS No. 133 to have a significant impact on the financial position, results of operations, or cash flows of the Company.

   Fiscal Year--The Company is on a 52/53-week fiscal year, ending on the Saturday closest to December 31. Unless otherwise indicated, "2000" means the 52 weeks ended December 30, 2000, "1999" means the 52 weeks ended January 1, 2000 and "1998" means the 52 weeks ended January 2, 1999.

   Accounting Estimates--The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management bases its estimates on historical experiences and on various assumptions that are believed to be reasonable under the circumstances. The primary estimates underlying the Company's financial statements include allowances for doubtful accounts, allowances for returns, and inventory valuation.

   Reclassifications--Certain amounts in the 1998 and 1999 financial statements have been reclassified to conform to the 2000 presentation.

2. Prepaid Expenses

   Prepaid expenses at December 30, 2000 and January 1, 2000 consist of the following:

                                                             2000       1999
                                                          ---------- ----------
Deferred catalog costs................................... $2,915,706 $2,704,258
Prepaid advertising......................................    176,173    181,113
Prepaid income taxes.....................................         --    720,000
Other....................................................    469,432    407,167
                                                          ---------- ----------
                                                          $3,561,311 $4,012,538
                                                          ========== ==========

                            SPECIALTY CATALOG CORP.

3. Property, Plant and Equipment

   Property, plant and equipment at December 30, 2000 and January 1, 2000 consist of the following:

                                            Useful
                                             Life       2000         1999
                                           --------- -----------  -----------
Furniture and equipment................... 5-7 years $ 1,934,588  $ 1,764,086
Building..................................  40 years     298,140      323,000
Data processing equipment................. 3-5 years   6,731,971    5,652,965
Automobiles...............................   3 years     122,798      112,025
Leasehold improvements....................       (i)     536,370      434,080
                                                     -----------  -----------
                                                       9,623,867    8,286,156
Less accumulated depreciation and
 amortization amortization................            (5,232,422)  (3,967,224)
                                                     -----------  -----------
                                                     $ 4,391,445  $ 4,318,932
                                                     ===========  ===========

--------
(i) Lesser of the estimated useful lives of the related assets or the lease term.

   Depreciation and amortization expense related to property, plant and equipment was $1,274,150, $734,776 and $429,311 for 2000, 1999 and 1998,
respectively. In 1999, the Company disposed of fully depreciated fixed assets no longer in use totaling $753,244. There were no gains or losses recognized on the consolidated statement of operations from these disposals.

4. Intangible Assets

   Intangible assets at December 30, 2000 and January 1, 2000 consist of the following:

                                              Useful
                                               Life        2000         1999
                                            ----------- -----------  ----------
Goodwill................................... 20-30 years $ 2,801,432  $2,937,185
Trade names................................    30 years   1,096,464   1,157,307
Covenant-not-to-compete....................     5 years     745,350     807,500
Customer lists.............................   3-5 years     381,045     400,310
                                                        -----------  ----------
                                                          5,024,291   5,302,302
Less accumulated amortization..............              (1,081,783)   (730,897)
                                                        -----------  ----------
                                                        $ 3,942,508  $4,571,405
                                                        ===========  ==========

   Amortization expense related to intangible assets was $416,082, $335,943 and $316,620 for 2000, 1999 and 1998, respectively.

5. Accounts Payable and Accrued Expenses

   Accounts payable and accrued expenses at December 30, 2000 and January 1, 2000 consist of the following:

                                                             2000       1999
                                                          ---------- ----------
Accounts payable......................................... $2,500,268 $3,076,493
Accrued compensation.....................................    158,178    579,721
Other accrued expenses...................................    998,311    605,186
                                                          ---------- ----------
                                                          $3,656,757 $4,261,400
                                                          ========== ==========

                            SPECIALTY CATALOG CORP.

6. Liabilities to Customers

   Liabilities to customers at December 30, 2000 and January 1, 2000 consist of the following:

                                                               2000      1999
                                                             -------- ----------
Deferred revenue............................................ $365,167 $  450,279
Refunds due customers.......................................  201,867     17,592
Reserve for returns.........................................  358,854    701,385
                                                             -------- ----------
                                                             $925,888 $1,169,256
                                                             ======== ==========

   Deferred revenue reflects cash received from customers for ordered items that have not yet been shipped. Refunds due customers represents merchandise returned by customers for a cash or credit refund. The reserve for returns represents estimated merchandise to be returned for refunds in the future based on historical return rates applied to recent shipments.

7. Long-Term Debt

   Long-term debt at December 30, 2000 and January 1, 2000 consists of the following:

                                                             2000       1999
                                                          ---------- ----------
Fleet National Bank (Term Loan), due October 2001........ $       -- $4,000,000
Fleet National Bank (UK Term Loan), due October 2001.....         --  1,025,000
Fleet National Bank (Term Loan), due January 2006........  9,000,000         --
                                                          ---------- ----------
                                                           9,000,000  5,025,000
Less current portion.....................................  1,800,000  2,125,000
                                                          ---------- ----------
                                                          $7,200,000 $2,900,000
                                                          ========== ==========

   On December 27, 2000, the Company entered into an $12.25 million credit agreement (the "Agreement") with Fleet National Bank (the "Bank") for the purpose of refinancing its existing senior debt and to provide for the working capital needs of the Company. The new credit facility, which may be increased to $13.0 million in 2002, replaces the Company's former credit facilities with the Bank. The Agreement includes a $9.0 million five-year term note (the "Term Loan") and a $3.25 million two-year revolving credit agreement (the "Line of Credit"). The amount available on the Line of Credit increases as principal amortization payments on the Term Loan are paid, such that the total Agreement remains at $12.25 million over the two years of the Line of Credit agreement. The Line of Credit provides for revolving credit loans and letters of credit with floating rates based on margins over LIBOR or prime at the Company's option. The Term Loan is for five years and is amortized at the rate of $450,000 a quarter beginning January 1, 2001.

   As of December 30, 2000, $6.4 million of the Term Loan was under LIBOR contract rates ranging from 8.6625 percent to 9.02813 percent and the remainder of the Term Loan was at the base rate of 9.75 percent. As of December 30, 2000, approximately $788,000 of the Line of Credit was at the base rate of 9.75 percent. The Company is required to pay a commitment fee of
0.375 percent per annum on the unused portion of the commitment. At December 30, 2000, $2,461,901 was available under the Line of Credit.

                            SPECIALTY CATALOG CORP.

   The Agreement is collateralized by a first perfected security interest in all tangible and intangible assets of the Company, subject to certain permitted liens. The Agreement is subject to certain consolidated covenants, including but not limited to leverage and debt service coverage ratios, minimum earnings requirements, and a restriction on the payment of cash dividends on the Company's common stock. The aggregate maturities of long-term debt after December 30, 2000 are as follows:

      Fiscal Year                                                       Amount
      -----------                                                     ----------
      2001........................................................... $1,800,000
      2002...........................................................  1,800,000
      2003...........................................................  1,800,000
      2004...........................................................  1,800,000
      2005...........................................................  1,800,000
                                                                      ----------
                                                                      $9,000,000
                                                                      ==========

8. Operating Expenses

   On December 3, 1999, the Company and Golub Associates, Inc. ("GAI") jointly announced the execution of a non-binding letter of intent pursuant to which GAI would lead a transaction to acquire all of the outstanding common stock of Specialty Catalog Corp. for a cash purchase price of $5.00 per share. This transaction was subject to various contingencies. On January 19, 2000, a merger agreement was entered into which provided for a cash merger in which the holders of common stock of the Company immediately prior to the effective date of the merger would have received $5.00 per share of the Company's common stock. The merger agreement was subject to the satisfaction of a number of closing conditions. On March 9, 2000, the Company announced that the Company and GAI and its affiliates had mutually terminated the merger agreement because, even though financing had been arranged, certain other closing conditions could not be satisfied in a timely manner. In 2000 and 1999, the Company recorded costs of $632,294 and $65,467, respectively, from this transaction.

   In August 1999, the Company announced the resignation of its chief executive officer. In connection with the resignation and its search for a new chief executive officer, in the third quarter of 1999, the Company recorded a pre-tax charge of $500,000, consisting of severance and other severance related benefits and recruiting fees. Accrued compensation expenses at January 1, 2000 include expenses accrued in connection with these charges of $397,344. All amounts relating to the accrued expenses were paid in 2000.

   From 1996 to 1999, the Company circulated the Paula's Hatbox catalog that featured ladies hats and then expanded to include selected women's apparel and accessories. In a move motivated by the desire to exit the competitive ladies ready-to-wear market segment, and to dedicate its focus and resources on the growth and development of the Company's core wig businesses, the Company decided to stop circulating this catalog in the fourth quarter of 1999. The Company recorded a pre-tax charge of $730,000 in October 1999 related to the write-off of remaining unamortized deferred catalog costs, inventory write-offs and to severance and severance related benefits for four employees. Accrued restructuring charges at January 1, 2000 include expenses accrued in connection with this closure of $27,091. All amounts relating to the accrued expenses were paid in 2000.

   In August 1998, the Company announced the reorganization of certain management positions. In connection with this reorganization, the Company recorded in the third quarter of 1998 a pre-tax charge of $469,558, consisting of severance and other severance related benefits through July 1999 for five employees. Accrued expenses at January 2, 1999 include expenses accrued in connection with these charges of $99,301.

                            SPECIALTY CATALOG CORP.

9. Acquisitions

 American Healthcare Institute

   On September 10, 1999, the Company acquired the assets and assumed certain liabilities of AHI, a private Maryland-based continuing-education seminar and conference provider for $1,323,381 in cash. This transaction was accounted for as a purchase. The results of operations of AHI for the period from September 10, 1999 through January 1, 2000 are included in the accompanying consolidated financial statements. The $1,150,634 excess of costs over net assets acquired was allocated to customer lists and goodwill which are being amortized over 3 and 20 years, respectively.

10. Shareholders' Equity

   Treasury Stock--In December 1998, the Company's Board of Directors authorized the Company to repurchase up to $1.0 million of the Company's common stock. As of December 30, 2000, the Company had repurchased 144,100 shares at an average price of $3.56 per share.

   Stock Compensation Plan--On June 22, 2000, the Company adopted the 2000 Stock Incentive Plan (the "Plan"). The Plan authorizes the issuance of up to 750,000 shares of the Company's common stock through the grant of stock options and awards of restricted stock. Each option has a maximum term of ten years from the date of grant, subject to early termination.

   Options granted under the Company's 1996 Stock Incentive Plan, as amended (the "1996 Plan"), before their termination will remain outstanding according to their terms, but no further options will be granted under the 1996 Plan after June 22, 2000.

   Rights Agreement--On April 11, 2000, the board of directors of the Company adopted a stockholder rights plan pursuant to a Rights Agreement dated as of April 11, 2000, between the Company and Continental Stock Transfer and Trust Company, as Rights Agent. The Rights Agreement is effective as of April 11, 2000 for all shares of Common Stock outstanding on such date and for all shares of Common Stock issued thereafter and prior to the earliest of the Distribution Date (as defined in the Rights Agreement). Each Right is exercisable (as defined in the Rights Agreement) by the registered holder of a Right Certificate to purchase 1/1000th of a share of Series A Preferred Stock of the Company, subject to adjustment, at an exercise price per 1/1000th of a share of Series A Preferred Stock of $15, subject to adjustment. Each 1/1000th of a share of Series A Preferred Stock will have economic attributes (i.e., participation in dividends and voting rights) substantially equivalent to one whole share of the common stock of the Company. The Rights expire on the tenth anniversary of the date of the Rights Agreement unless earlier redeemed or exchanged by the Company as provided in the Rights Agreement. For further information, a detailed description of the Rights Agreement and a copy of the Rights Agreement were included in a current report on Form 8-K, which was filed with the Securities and Exchange Commission on April 13, 2000.

                            SPECIALTY CATALOG CORP.

   Stock option activity is summarized below:

                                                                        Weighted
                                                             Exercise   Average
                                                             Price Per  Exercise
                                                  Shares       Share     Price
                                                 ---------  ----------- --------
Outstanding January 3, 1998..................... 1,156,734  $0.31-$7.15  $3.69
Granted.........................................    25,000  $      6.50  $6.50
Exercised.......................................  (217,773) $      0.31  $0.31
Forfeited or expired............................   (59,050) $      6.50  $6.50
                                                 ---------  -----------  -----
Outstanding January 2, 1999.....................   904,911  $0.31-$7.15  $4.40
Granted.........................................   181,500  $      6.50  $6.50
Forfeited or expired............................  (112,284) $6.50-$6.88  $6.51
                                                 ---------  -----------  -----
Outstanding January 1, 2000.....................   974,127  $0.31-$7.15  $4.54
                                                 ---------  -----------  -----
Granted.........................................   422,500  $2.25-$2.50  $2.50
Forfeited or expired............................  (134,950) $6.50-$6.63  $6.51
                                                 ---------  -----------  -----
Outstanding December 30, 2000................... 1,261,677  $0.31-$7.15  $3.65
                                                 =========  ===========  =====

   The 1,261,677 stock options outstanding as of December 30, 2000 consisted of 310,226 of $0.31 options issued in November 1994 to an employee of the Company, 75,000 of $5.33 options issued in October 1996 to an employee of the Company, 150,000 of $7.15 options issued in October 1996 to the Company's underwriters in connection with the Company's initial public offering, 303,951 of options ranging in exercise prices from $6.50 to $6.625 issued under the 1996 Plan to employees and directors of the Company and 422,500 of options ranging in exercise prices from $2.25 to $2.50 issued under the Plan to employees and directors of the Company.

   Options exercisable at December 30, 2000, January 1, 2000 and January 2, 1999 were 639,177, 650,326 and 524,583, respectively. The options outstanding as of December 30, 2000 have weighted average remaining contractual lives of
3.9 years for the $0.31 options issued in 1994, 5.8 years for the $5.33-$7.15 options granted in 1996, 6.8 years for the $6.50-$6.625 options granted in 1997, 7.4 years for $6.50 options granted in 1998, 8.5 years for the $6.50 options granted in 1999 and 9.5 years for the $2.25-$2.50 options granted in 2000. The weighted average fair value of stock options granted in 2000, 1999 and 1998 were $1.09, $0.54 and $1.75, respectively.

                            SPECIALTY CATALOG CORP.

   The Company applies the intrinsic value provisions of APB Opinion No. 25 and related interpretations in accounting for awards granted to employees. Had compensation cost been determined based on the fair value at the grant dates for options granted with the method prescribed by SFAS No. 123 "Accounting for Stock-based Compensation", the Company's net income and basic and diluted earnings per share would have been changed to the pro forma amounts indicated below:

                                                    2000      1999      1998
                                                 ---------- -------- ----------
Net income:
  As reported................................... $1,112,131 $799,486 $1,571,381
                                                 ========== ======== ==========
  Pro forma..................................... $1,033,147 $633,002 $1,385,609
                                                 ========== ======== ==========
Basic earnings per share:
  As reported................................... $     0.26 $   0.18 $     0.31
                                                 ========== ======== ==========
  Pro forma..................................... $     0.24 $   0.14 $     0.28
                                                 ========== ======== ==========
Diluted earnings per share:
  As reported................................... $     0.25 $   0.17 $     0.29
                                                 ========== ======== ==========
  Pro forma..................................... $     0.23 $   0.14 $     0.25
                                                 ========== ======== ==========

   The fair value of each option grant used to compute pro forma net income and basic and diluted earnings per share disclosures is the estimated present value on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for 2000, 1999 and 1998 respectively: expected volatility of 33.32 percent, 29.00 percent and 27.59 percent, a risk free interest rate of 6.00 percent, 5.30 percent and 5.63 percent and an expected holding period of 6 years.

11. Reconciliation of Basic and Diluted Earnings per Share

   The following table shows the amounts used in computing basic and diluted earnings per share for net income and the effects of potentially dilutive options on the weighted average number of shares outstanding.

                                           For the fiscal year ended
                         --------------------------------------------------------------
                          December 30, 2000     January 1, 2000      January 2, 1999
                         -------------------- -------------------- --------------------
                         Net Income  Shares   Net Income  Shares   Net Income  Shares
                         ---------- --------- ---------- --------- ---------- ---------
Basic earnings per
 share.................. $1,112,131 4,341,915  $799,486  4,400,944 $1,571,381 5,033,800
Effect of dilutive
 options................         --   188,841        --    283,930         --   461,214
                         ---------- ---------  --------  --------- ---------- ---------
Diluted earnings per
 share.................. $1,112,131 4,530,756  $799,486  4,684,874 $1,571,381 5,495,014
                         ========== =========  ========  ========= ========== =========

   Options to purchase 923,951 shares of common stock ranging from $5.33 to $7.15 per share were not included in computing diluted EPS for the year ended December 30, 2000 because their effects were antidilutive. Options to purchase 670,351 shares of common stock ranging from $5.33 to $7.15 per share were not included in computing diluted EPS for the year ended January 1, 2000 because their effects were antidilutive. Options to purchase 599,935 shares of common stock ranging from $6.88 to $7.15 per share were not included in computing diluted EPS for the year ended January 2, 1999 because their effects were antidilutive.

                            SPECIALTY CATALOG CORP.

12. Income Taxes

   The provision for income taxes at December 30, 2000, January 1, 2000 and January 2, 1999 consists of the following:

                                                    2000      1999       1998
                                                  --------  --------  ----------
Current:
  Federal........................................ $     --  $     --  $       --
  State..........................................       --   175,591          --
  Foreign........................................  300,658   271,117      57,932
                                                  --------  --------  ----------
                                                   300,658   446,708      57,932
                                                  --------  --------  ----------
Deferred:
  Federal........................................  332,532   262,573     606,533
  State..........................................  199,282    24,466     209,800
  Foreign........................................  (59,087)  (80,780)    221,729
                                                  --------  --------  ----------
                                                   472,727   206,259   1,038,062
                                                  --------  --------  ----------
    Total........................................ $773,385  $652,967  $1,095,994
                                                  ========  ========  ==========

   Deferred income tax assets and liabilities at December 30, 2000 and January 1, 2000 consist of the following:

                                                             2000       1999
                                                          ---------- ----------
Deferred income tax assets:
  Net operating loss carryforwards and credits........... $4,130,171 $4,021,799
  Operating reserves.....................................    668,708    418,620
  Inventory..............................................    349,307    462,145
  Property, plant and intangibles........................    307,277    528,306
                                                          ---------- ----------
                                                           5,455,463  5,430,870
                                                          ---------- ----------
Deferred income tax liabilities:
  Deferred catalog costs.................................  1,139,993  1,045,754
  Other..................................................     42,183     46,273
                                                          ---------- ----------
                                                           1,182,176  1,092,027
                                                          ---------- ----------
  Net deferred income tax asset.......................... $4,273,287 $4,338,843
                                                          ========== ==========

   Reconciliation of the statutory Federal income tax rate and the effective rate of the provision for income taxes for the years ended December 30, 2000, January 1, 2000 and January 2, 1999 is as follows:

                                                               2000  1999  1998
                                                               ----  ----  ----
Statutory Federal income tax rate............................. 34.0% 34.0% 34.0%
State taxes, net of Federal income tax benefits...............  6.3   6.3   6.1
Other.........................................................  0.7   4.7   1.0
                                                               ----  ----  ----
                                                               41.0% 45.0% 41.1%
                                                               ====  ====  ====

   The Company has recorded a deferred tax asset of $4,273,287 primarily reflecting the benefit of $10,379,069 of net operating loss carryforwards which expire in varying amounts between 2001 and 2010. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. The use of the

                            SPECIALTY CATALOG CORP.

ynet operating losses is subject to an annual limitation of $1,555,125 due to a change in control of the Company pursuant to Section 382 of the Internal Revenue Code of 1986, as amended ("IRC"). Over the past three years, the Company has used substantially all of the net operating loss carryforwards available to it. Tax benefits of Federal operating loss carryforwards of approximately $190,000, $632,000 and $703,000 were utilized in 2000, 1999 and
1998, respectively. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized.

13. Commitments and Contingencies

   Lease Commitments--Certain non-cancelable leases are classified as capital leases, and the leased assets are included as part of "Property, Plant and Equipment". The obligations of the Company under such leases are collateralized by leased equipment. Other leases are classified as operating leases and are not capitalized. Future minimum lease payments under capital leases as of December 30, 2000 are included in "Other Long-term Liabilities" and are as follows:

      Year                                                              Amount
      ----                                                             --------
      2001............................................................ $ 99,969
      2002............................................................   56,308
      2003............................................................   54,760
      2004............................................................   27,380
                                                                       --------
      Total minimum lease payments....................................  238,417
        Less--amounts representing interest...........................   18,822
                                                                       --------
      Present value of minimum lease payments......................... $219,595
                                                                       ========

   Operating Leases--The Company leases certain administrative, warehousing and other facilities and equipment under operating leases. The following is a schedule of future minimum rental payments under non-cancelable operating leases as of December 30, 2000:

      Year                                                              Amount
      ----                                                            ----------
      2001........................................................... $  622,704
      2002...........................................................    503,344
      2003...........................................................    109,306
      2004...........................................................     26,806
      2005...........................................................     16,458
                                                                      ----------
                                                                      $1,278,618
                                                                      ==========

   Management expects that, in the normal course of business, expiring leases will be renewed or replaced by other leases. Rent expense under operating leases was $651,563, $580,137 and $594,752 for 2000, 1999 and 1998,
respectively.

   Employment and Bonus Agreements--On May 9, 2000, the Company announced the appointment of Joseph J. Grabowski as president of the Company effective as of May 8, 2000. On July 1, 2000, Mr. Grabowski assumed the title of CEO, replacing Steven L. Bock whose resignation was effective June 30, 2000.

   The term of the executive employment agreement (the "Employment Agreement") between the Company and Mr. Grabowski commenced on May 8, 2000 and, unless extended, terminates on May 7, 2002 (the "Initial Term"). Under this Employment Agreement, Mr. Grabowski will receive an annual salary of $300,000, along with other benefits. Mr. Grabowski will be eligible for a performance bonus of up to 100 percent of his annual salary, based upon the Company's performance as compared against the annual performance plan. Upon

                            SPECIALTY CATALOG CORP.

executing this agreement, Mr. Grabowski was granted options under the 2000 Stock Incentive Plan to purchase 250,000 shares of common stock of the Company at $2.50 per share, the then fair market value of the stock. Mr. Grabowski is also eligible to receive an additional grant of 250,000 stock options, at a price which shall equal the Fair Market Value on the date of the grant, as defined in the 2000 Stock Incentive Plan, after the end of the first fiscal year in which the Company's gross revenues exceed $120,000,000.

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

   In addition, Mr. Grabowski, along with all other salaried employees, may earn certain other bonuses based on the Company's achievement of certain operating targets.

14. Employee Benefit Plan

   The Company maintains a qualified defined contribution plan, under the provisions of Section 401(k) of the IRC, covering substantially all United States employees. Under the terms of the plan, eligible employees may make contributions of up to 15 percent of pay, subject to statutory limitations. Contributions not exceeding 5 percent of an employee's pay are matched 40 percent by the Company. The Company may, at its discretion, make an additional year-end contribution. Employee contributions are always fully vested. Company contributions vest 20 percent for each completed year of service, becoming fully vested after five years of service. Matching contributions by the Company under the plan were $105,578, $87,697 and $86,535 in 2000, 1999 and
1998, respectively. No discretionary contributions have been made to the plan.

15. Business Segments and Financial Information by Geographic Location

   Specialty Catalog Corp. has six reportable segments: Paula Young, Especially Yours and Paula's Hatbox under the SC Direct division, Western Schools and AHI under the SC Publishing division and Daxbourne International Limited. The SC Direct division sells women's wigs and hairpieces using two distinct catalogs: Paula Young and Especially Yours. In addition, prior to the end of 1999, SC Direct sold apparel, hats and other fashion accessories through its Paula's Hatbox catalog. The SC Publishing division distributes catalogs under its Western Schools brand and specializes in providing continuing education courses to nurses and accounting professionals. SC Publishing's other segment, AHI, which was acquired by the Company on September 10, 1999, distributes catalogs under its own name and specializes in providing continuing education seminars and conferences to nurses and other mental health professionals. Daxbourne International Limited is a retailer and wholesaler of women's wigs, hairpieces and related products in the United Kingdom.

   Beginning in the second quarter of fiscal year 2000, the Company changed its reportable segments from SC Direct, SC Publishing, AHI and Daxbourne International Limited to Paula Young, Especially Yours, Paula's Hatbox, Western Schools, AHI and Daxbourne International Limited. The change was made to conform the Company's financial reporting to how it now manages its business. As a result, the Company has restated the segment reporting results for the years ended January 1, 2000 and January 2, 1999.

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

                            SPECIALTY CATALOG CORP.

   A summary of information about the Company's operations by segment for the year ended December 30, 2000, January 1, 2000 and January 2, 1999 follows:

                       Paula    Especially    Paula's     Corporate    Total SC    Western                Total SC
                       Young      Yours       Hatbox      Expenses      Direct     Schools      AHI      Publishing  Daxbourne
                    ----------- ----------  -----------  -----------  ----------- ---------- ----------  ----------- ----------
 2000
 ----
 Net sales
  (including
  royalties).....   $30,851,690 $7,213,115  $        --  $        --  $38,064,805 $4,377,591 $5,251,389  $ 9,628,980 $5,538,028
 Shipping &
  handling
  income.........     5,486,250  1,282,825           --           --    6,769,075    849,717         21      849,738     41,486
                    ----------- ----------  -----------  -----------  ----------- ---------- ----------  ----------- ----------
 Total revenues..    36,337,940  8,495,940           --           --   44,833,880  5,227,308  5,251,410   10,478,718  5,579,514
 Gross profit....    23,280,988  5,157,179           --     (231,454)  28,206,713  3,811,700  3,081,129    6,892,829  3,790,247
 Operating
  expenses.......    15,080,217  5,078,787           --    5,311,239   25,470,243  3,082,328  3,288,630    6,370,958  2,499,265
 Depreciation and
  Amortization...            --         --           --    1,147,980    1,147,980     42,668    146,401      189,069    353,183
                    ----------- ----------  -----------  -----------  ----------- ---------- ----------  ----------- ----------
 Income (loss)
  from
  Operations.....     8,200,771     78,392           --   (6,690,673)   1,588,490    686,704   (353,902)     332,802    937,799
 Interest
  expense, net...            --         --           --      740,397      740,397         --      3,517        3,517    229,661
 Income tax
  provision
  (benefit)......            --         --           --      348,046      348,046    281,548   (146,547)     135,001    290,338
 Segment assets..            --         --           --   16,888,254   16,888,254  4,466,359    488,140    4,954,499  1,860,751
 Capital
  expenditures...            --         --           --    1,259,034    1,259,034     16,433     73,097       89,530     28,445
 1999
 ----
 Net sales
  (including
  royalties).....   $28,623,097 $5,557,564  $ 2,833,709  $        --  $37,014,370 $4,326,888 $  886,690  $ 5,213,578 $5,381,300
 Shipping &
  handling
  Income.........     4,737,847    872,417      431,611           --    6,041,875    785,121         --      785,121     38,338
                    ----------- ----------  -----------  -----------  ----------- ---------- ----------  ----------- ----------
 Total revenues..    33,360,944  6,429,981    3,265,320           --   43,056,245  5,112,009    886,690    5,998,699  5,419,638
 Gross profit....    21,712,460  3,810,056      909,075     (232,455)  26,199,136  3,639,002    576,593    4,215,595  3,722,268
 Operating
  expenses.......    12,792,835  3,680,678    2,844,866    5,531,387   24,849,766  2,802,061    573,456    3,375,517  2,594,379
 Depreciation and
  amortization...            --         --           --      627,157      627,157     44,461     28,341       72,802    370,760
                    ----------- ----------  -----------  -----------  ----------- ---------- ----------  ----------- ----------
 Income (loss)
  from
  operations.....     8,919,625    129,378   (1,935,791)  (6,390,999)     722,213    792,480    (25,204)     767,276    757,129
 Interest
  expense, net...            --         --           --      535,375      535,375         --         --           --    258,790
 Income tax
  provision
  (benefit)......            --         --           --      140,605      140,605    324,916    (10,334)     314,582    197,780
 Segment assets..            --         --           --   16,494,808   16,494,808  4,084,173    425,903    4,510,076  4,418,393
 Capital
  expenditures...            --         --           --    1,687,039    1,687,039      8,661     80,107       88,768     69,160
 1998
 ----
 Net sales
  (including
  royalties).....   $32,979,626 $3,634,695  $ 3,438,200  $        --  $40,052,521 $3,711,181 $       --  $ 3,711,181 $5,119,850
 Shipping &
  handling
  income.........     5,104,102    544,906      467,051           --    6,116,059    567,938         --      567,938     23,608
                    ----------- ----------  -----------  -----------  ----------- ---------- ----------  ----------- ----------
 Total revenues..    38,083,728  4,179,601    3,905,251           --   46,168,580  4,279,119         --    4,279,119  5,143,458
 Gross profit....    24,722,185  1,998,412    1,765,131     (235,168)  28,250,560  2,892,093         --    2,892,093  3,555,561
 Operating
  expenses.......    13,964,167  2,818,773    3,110,169    5,616,092   25,509,201  2,559,474         --    2,559,474  2,344,340
 Depreciation and
  amortization...            --         --           --      327,870      327,870     27,704         --       27,704    390,357
                    ----------- ----------  -----------  -----------  ----------- ---------- ----------  ----------- ----------
 Income (loss)
  from
  operations.....    10,758,018   (820,361)  (1,345,038)  (6,179,130)   2,413,489    304,915         --      304,915    820,864
 Interest
  expense, net...            --         --           --      530,001      530,001         --         --           --    341,892
 Income tax
  provision
  (benefit)......            --         --           --      772,528      772,528    125,013         --      125,013    198,453
 Segment assets..            --         --           --   14,747,288   14,747,288  3,614,759         --    3,614,759  4,682,424
 Capital
  expenditures...            --         --           --    1,119,713    1,119,713     21,122         --       21,122     48,070
                       Total
                    -----------
 2000
 ----
 Net sales
  (including
  royalties).....   $53,231,813
 Shipping &
  handling
  income.........     7,660,299
                    -----------
 Total revenues..    60,892,112
 Gross profit....    38,889,789
 Operating
  expenses.......    34,340,466
 Depreciation and
  Amortization...     1,690,232
                    -----------
 Income (loss)
  from
  Operations.....     2,859,091
 Interest
  expense, net...       973,575
 Income tax
  provision
  (benefit)......       773,385
 Segment assets..    23,703,504
 Capital
  expenditures...     1,377,009
 1999
 ----
 Net sales
  (including
  royalties).....   $47,609,248
 Shipping &
  handling
  Income.........     6,865,334
                    -----------
 Total revenues..    54,474,582
 Gross profit....    34,136,999
 Operating
  expenses.......    30,819,662
 Depreciation and
  amortization...     1,070,719
                    -----------
 Income (loss)
  from
  operations.....     2,246,618
 Interest
  expense, net...       794,165
 Income tax
  provision
  (benefit)......       652,967
 Segment assets..    25,423,277
 Capital
  expenditures...     1,844,967
 1998
 ----
 Net sales
  (including
  royalties).....   $48,883,552
 Shipping &
  handling
  income.........     6,707,605
                    -----------
 Total revenues..    55,591,157
 Gross profit....    34,698,214
 Operating
  expenses.......    30,413,015
 Depreciation and
  amortization...       745,931
                    -----------
 Income (loss)
  from
  operations.....     3,539,268
 Interest
  expense, net...       871,893
 Income tax
  provision
  (benefit)......     1,095,994
 Segment assets..    23,044,471
 Capital
  expenditures...     1,188,905

                            SPECIALTY CATALOG CORP.

16. Selected Quarterly Financial Data (1) (unaudited):

            2000             1st Quarter  2nd Quarter 3rd Quarter  4th Quarter
            ----             -----------  ----------- -----------  -----------
Net sales................... $16,070,125  $16,661,394 $13,475,795  $14,684,798
Gross profit................  10,245,589   10,822,438   8,406,632    9,415,130
Net income (loss)...........     (39,629)     776,115      67,272      308,373
Earnings (loss) per share--
 Basic EPS
  Net income (loss)......... $     (0.01) $      0.18 $      0.02  $      0.07
  Weighted average shares
   outstanding..............   4,351,386    4,340,353   4,337,886    4,337,886
Earnings (loss) per share--
 Diluted EPS
  Net income (loss)......... $     (0.01) $      0.17 $      0.01  $      0.07
  Weighted average shares
   outstanding..............   4,351,386    4,615,365   4,643,556    4,491,358
            1999             1st Quarter  2nd Quarter 3rd Quarter  4th Quarter
            ----             -----------  ----------- -----------  -----------
Net sales (2)............... $15,154,754  $14,059,624 $11,672,611  $13,587,593
Gross profit (2)............   9,724,590    9,107,795   7,410,472    7,894,142
Net income (loss) (2).......     497,168      864,398     (74,525)    (487,555)
Earnings (loss) per share--
 Basic EPS
  Net income (loss)......... $      0.11  $      0.20 $     (0.02) $     (0.11)
  Weighted average shares
   outstanding..............   4,440,264    4,417,718   4,399,955    4,351,386
Earnings (loss) per share--
 Diluted EPS
  Net income (loss)......... $      0.11  $      0.18 $     (0.02) $     (0.11)
  Weighted average shares
   outstanding..............   4,723,636    4,698,616   4,399,955    4,351,386
            1998             1st Quarter  2nd Quarter 3rd Quarter  4th Quarter
            ----             -----------  ----------- -----------  -----------
Net sales................... $15,119,625  $15,079,614 $12,544,184  $12,847,734
Gross profit................   9,447,074    9,539,183   7,934,045    7,777,912
Net income (loss)...........    (375,053)   1,134,911     319,544      491,979
Earnings (loss) per share--
 Basic EPS
  Net income (loss)......... $     (0.07) $      0.22 $      0.06  $      0.10
  Weighted average shares
   outstanding..............   5,042,386    5,057,001   5,057,001    4,979,282
Earnings (loss) per share--
 Diluted EPS
  Net income (loss)......... $     (0.07) $      0.21 $      0.06  $      0.09
  Weighted average shares
   outstanding..............   5,042,386    5,529,354   5,517,927    5,409,539

--------
(1) Emerging Issues Task Force ("EITF") Issue 00-10, "Accounting for Shipping and Handling Fees and Costs," requires that shipping and handling fees, billed to a customer in a sale transaction, should be classified as part of revenues. This consensus had to be adopted no later than the fourth quarter of 2000. The Company has restated its consolidated statements of operations for the fiscal years ended December 30, 2000, January 1, 2000 and January 2, 1999 by reclassifying all shipping and handling income from cost of sales and operating expenses to revenues.
(2) The fiscal year ended January 1, 2000 includes four months of activity of AHI, which was acquired by the Company on September 10, 1999. For the four months ended January 1, 2000, AHI had net sales of $886,690, gross profit of $256,905 and a net loss of $14,870.

                            SPECIALTY CATALOG CORP.

17. Subsequent Events

   On January 19, 2001, the Company and the Bank entered into an Interest Rate Swap Agreement based on a notional principal balance of $4.5 million. Under the interest rate swap agreement, the Company receives quarterly LIBOR-based interest rate payments from the Bank, and pays interest quarterly at a fixed rate of 5.57% to the Bank. These interest rate payments are settled net with the Bank. The agreement is effective for a period of two years and terminates on January 19, 2003.

   On January 26, 2001, Daxbourne acquired the women's wig and hairpiece business of the Company's British licensee. The licensee had been the exclusive British licensee of the Company's Paula Young brand of women's wigs and hairpieces since 1994. During the term of the license agreement the licensee developed and circulated the Paula Young Fashion Wigs catalog using the merchandising and creative resources of the Company, thereby establishing Paula Young as a preeminent brand in Britain with a loyal customer following. The acquisition agreement provides for the termination of the 1994 license agreement, transfer of the assets of the Paula Young Fashion Wigs catalog business to Daxbourne. Daxbourne's catalog division will now circulate both catalogs--continuing to circulate its Jacqueline Collection catalog and the Paula Young Fashion Wigs catalog.

   On February 3, 2001, AHI moved from Wheaton, Maryland to the Company's headquarters in South Easton, Massachusetts.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

   Not applicable.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

   The response to this item is incorporated by reference from the discussion responsive thereto under the captions "Election of Directors" and "Executive Compensation" in the Company's Proxy Statement relating to the 2001 Annual Meeting of Shareholders.

Item 11. Executive Compensation

   The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Executive Compensation" in the Company's Proxy Statement relating to the 2001 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Principal Shareholders" in the Company's Proxy Statement relating to the 2001 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions

   The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Certain Transactions" in the Company's Proxy Statement relating to the 2001 Annual Meeting of Shareholders.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

    (a) 1. FINANCIAL STATEMENTS

       The financial statements are listed and included under Part II, Item 8 of this Report.

      2. FINANCIAL STATEMENT SCHEDULE

                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                             Column A   Column B   Column C   Column D  Column E
                             --------- ---------- ---------- ---------- --------
                                             Additions
                              Balance  ---------------------            Balance
                                at     Charged to Charged to             at end
                             beginning costs and    other                  of
        Description          of period  expenses   accounts  Deductions  period
        -----------          --------- ---------- ---------- ---------- --------
Year ended December 30,
 2000:
  Allowance for doubtful
   accounts................  $116,198   $ 21,372  $       -- $   97,779 $ 39,791
  Accrued restructuring
   charge..................  $ 27,091   $     --  $       -- $   27,091 $     --
  Reserve for returns......  $701,385   $     --  $7,966,567 $8,309,098 $358,854
Year ended January 1, 2000:
  Allowance for doubtful
   accounts................  $ 65,621   $ 67,005  $       -- $   16,428 $116,198
  Accrued restructuring
   charge..................  $ 99,301   $730,000  $       -- $  802,210 $ 27,091
  Reserve for returns......  $452,635   $     --  $9,782,865 $9,534,115 $701,385
Year ended January 2, 1999:
  Allowance for doubtful
   accounts................  $ 79,500   $ 17,000  $       -- $   30,879 $ 65,621
  Accrued restructuring
   charge..................  $     --   $469,558  $       -- $  370,257 $ 99,301
  Reserve for returns......  $730,958   $     --  $7,625,322 $7,903,645 $452,635

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

     (c)  EXHIBITS

 Exhibit No.Description
 ----------------------
 3.1  Certificate of Incorporation of the Registrant, as amended. Filed as
      Exhibit 3.01 to Specialty Catalog Corp.'s Form S-1, File No. 333-10793.
 3.2 By Laws of the Registrant, as amended. Filed as Exhibit 3.02 to Specialty Catalog Corp.'s Form S-1, File No. 333-10793.
 4.1 Specimen Certificate representing the Common Stock, par value $0.01 per share. Filed as Exhibit 4.01 to Specialty Catalog Corp.'s Form S-1, File No. 333-10793.
10.1 Employment Agreement dated as of May 8, 2000 between the Registrant and Joseph Grabowski. Filed as Exhibit 10.1 to Specialty Catalog Corp.'s Form 10-Q, dated May 15, 2000.
10.2 Rights Agreement between Specialty Catalog Corp. and Continental Stock Transfer and Trust Company, as Rights Agent. Filed as Exhibit 4.1 to Specialty Catalog Corp.'s Form 8-K, dated April 11, 2000, File No. 0-21499.
10.3 Amended and Restated Senior Credit Facilities dated December 27, 2000 between Fleet National Bank and the Registrant, Filed herewith.
10.4 2000 Stock Incentive Plan. Filed as Appendix A to Specialty Catalog Corp.'s Proxy Statement for its 2000 Annual Meeting.
10.5 1996 Stock Option Plan. Filed as Exhibit 10.01 to Specialty Catalog Corp.'s Form S-1, File No. 333-10793.
10.6 Employment Agreement dated as of October 4, 1996 between the Registrant and Steven L. Bock. Filed as Exhibit 10.02 to Specialty Catalog Corp.'s Form S-1, File No. 333-10793.
10.7 First Amendment to Employment Agreement dated as of June 24, 1999 between the Registrant and Steven L. Bock, Filed as Exhibit 10.17 to Specialty Catalog Corp.'s Form 10-K, dated March 28, 2000, File No. 0-21499.
10.8 Second Amendment to Employment Agreement dated as of December 2, 1999 between the Registrant and Steven L. Bock, Filed as Exhibit 10.18 to Specialty Catalog Corp.'s Form 10-K, dated March 28, 2000, File No. 0-21499.
10.9 Lease dated July 10, 1985 between Simon D. Young, Trustee of the Sandpy Realty Trust, ("Trustee"), and SC Corporation (f/k/a Wigs by Paula) for premises located at 21 Bristol Drive, South Easton, MA. Filed as Exhibit
      10.18 to Specialty Catalog Corp.'s Form S-1, File No. 333-10793.
10.10 First Amendment of Lease, dated March 15, 1986, between the Trustee and SC Corporation. Filed as Exhibit 10.19 to Specialty Catalog Corp.'s Form S-1, File No. 333-10793.
10.11 Second Amendment to Lease, dated March 1, 1989, between the Trustee and SC Corporation. Filed as Exhibit 10.20 to Specialty Catalog Corp.'s Form S-1, File No. 333-10793.
10.12 Third Amendment to Lease, dated October 22, 1993 between the Trustee and SC Corporation. Filed as Exhibit 10.21 to Specialty Catalog Corp.'s Form S-1, File No. 333-10793.

 Exhibit No.Description
 ----------------------
10.13 Fourth Amendment to Lease, dated November 26, 1997 between the Trustee and SC Corporation. Filed as Exhibit 10.41 to Specialty Catalog Corp.'s
      Form 10-K, dated March 26, 1998, File No. 0-21499.
10.14 Supplemental Defined Contribution Plan. Filed as Exhibit 10.31 to
      Specialty Catalog Corp.'s Form S-1, File No. 333-10793.
10.15 Net Building Lease dated March 7, 1997 between Campanelli Investment
      Properties and the Registrant for premises located at 128 Campanelli
      Industrial Drive, Brockton, MA. Filed as Exhibit 10.36 to Specialty
      Catalog Corp.'s Form 10-K, dated March 27, 1997, File No. 0-21499.
21.1  Subsidiaries of the Registrant, Filed herewith.
23.1  Consent of Deloitte & Touche LLP, Filed herewith.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SPECIALTY CATALOG CORP.

                                                  /s/ Joseph Grabowski
                                          By: _________________________________
                                                      Joseph Grabowski
                                                       President and
                                                  Chief Executive Officer

                                                   /s/ Thomas McCain
                                          By: _________________________________
                                                       Thomas McCain
                                                 Senior Vice President and
                                                  Chief Financial Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated. By so signing, each of the undersigned, in his or her capacity as a director or officer, or both, as the case may be, of the Registrant, does hereby appoint Thomas K. McCain, and his or her true and lawful attorneys or attorney to execute in his or her name, place and stead, in his or her capacity as a director or officer or both, as the case may be, of the Registrant, this report on Form 10-K and any and all amendments to said report and all instruments necessary or incidental in connection therewith, and to file the same with Securities and Exchange Commission. Said attorney shall have full power and authority to do and perform in the name and on behalf of each of the undersigned, in any and all capacities, every act whatsoever requisite or necessary to be done in the premises as fully and to all intents and purposes as each of the undersigned might or could do in person, hereby ratifying and approving the acts of said attorney.

              Signature                          Title                   Date
              ---------                          -----                   ----

       /s/ Joseph Grabowski            President and Chief          March 26, 2001
______________________________________  Executive Officer
           Joseph Grabowski             (Principal Executive
                                        Officer)

        /s/ Thomas McCain              Senior Vice President and    March 26, 2001
______________________________________  Chief Financial Officer
            Thomas McCain               (Principal Financial and
                                        Accounting Officer)

      /s/ Martin E. Franklin           Director                     March 26, 2001
______________________________________
          Martin E. Franklin

        /s/ David Cicurel              Director                     March 26, 2001
______________________________________
            David Cicurel

        /s/ Samuel L. Katz             Director                     March 26, 2001
______________________________________
            Samul L. Katz

          /s/ Guy Naggar               Director                     March 26, 2001
______________________________________
              Guy Naggar