Form 10-K405/A
period 2000-12-30
SPECIALTY CATALOG CORP
filed 2001-04-30
CIK 1020897

===========================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                 ____________

                                  FORM 10-K/A
      FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
        For the fiscal year ended December 30, 2000
                                       OR
    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
        For the transition period from                 to

                        Commission file number 0-21499
                                 ____________

                            SPECIALTY CATALOG CORP.
            (Exact Name of Registrant as Specified in Its Charter)

                   DELAWARE                                 04-3253301
 (State or other jurisdiction of incorporation            (IRS Employer
          or organization)                             Identification No.)


                        21 BRISTOL DRIVE
                  SOUTH EASTON, MASSACHUSETTS                02375
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

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, if definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [X]

     Aggregate market value of voting stock held by non-affiliates of the Registrant as of March 23, 2001 (based on the closing sale price of the Common Stock on the NASDAQ National Market on such date) was $3,898,477.

     Number of shares of the Registrant's Common Stock outstanding as of March 23, 2001: 4,337,886

===========================================================================

     This Amendment No. 1 to Form 10-K for the fiscal year ended December 30, 2000, is being filed by Specialty Catalog Corp. (the "Company") primarily to include information required by Part III, Items 10,11,12 and 13 within 120 days after the end of the fiscal year ended December 30, 2000.

                   NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Except for the historical information contained herein, this Annual Report on Form 10-K/A for Specialty Catalog Corp. may contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934, including, but not limited to, the Company's expected future revenues, operations and expenditures, estimates of the potential markets for the Company's products, assessments of competitors and potential competitors and projected timetables for the market introduction of the Company's products. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, but not limited to, the following risks and uncertainties: (i) the Company's indebtedness and future capital requirements, (ii) increasing postal rates, paper prices and media costs, (iii) limited sources of fiber used to make the Company's products, (iv) the limited number of suppliers of the Company's products, (v) the Company's dependence upon foreign suppliers, especially in China, Korea and Indonesia, (vi) the customary risks of doing business abroad, including fluctuations in the value of currencies, (vii) the potential development of a cure for hair loss and cancer treatment improvements, (viii) the effectiveness of the Company's catalogs and advertising programs, (ix) the Company's competition, and (x) the impact of acquisitions on the Company's prospects. Additional information concerning certain risks and uncertainties that could cause actual results to differ materially from those projected or suggested in the forward-looking statements is contained under the caption "Risk Factors" under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. The forward-looking statements contained herein represent the Company's judgment as of the date of this Annual Report on Form 10-K/A, and the Company cautions readers not to place undue reliance on such statements.

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

Women's Wigs and Hairpieces

     The Paula Young(R) catalog, with a 2001 planned circulation of over 9-million catalogs to its customer file, has the largest circulation and sales of any wig and hairpiece catalog in the US and Canada. As the Company's flagship catalog, the Paula Young catalog features a broad assortment of ladies wigs and hairpieces under the Company's proprietary brand names - the Paula Young and Christine Jordan(R) lines of fashion wigs and hairpieces - and other popular wig brands, including Eva Gabor(R). In addition, the Paula Young catalog offers a selection of wig and hairpiece accessories including turbans, shampoos, combs and styling heads.

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

      On January 26, 2001, Daxbourne acquired the women's wig and hairpiece business of the Company's British licensee. The licensee had been the exclusive British licensee of the Company's Paula Young brand of women's wigs and hairpieces since 1994. During the term of the license agreement the licensee developed and circulated the Paula Young Fashion Wigs catalog using the
                             ------------------------
merchandising and creative resources of the Company, thereby establishing Paula Young as a preeminent brand in Britain with a loyal customer following. The acquisition agreement provides for the termination of the 1994 license agreement, transfer of the assets of the Paula Young Fashion Wigs catalog
                                         ------------------------
business to Daxbourne. Daxbourne's catalog division will now circulate both catalogs -- continuing to circulate its Jacqueline Collection catalog and the
                                        ---------------------
Paula Young Fashion Wigs catalog.
--------------------------------
Western Schools(R)

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

     On February 3, 2001, AHI moved from Wheaton, Maryland to the Company's headquarters in South Easton, Massachusetts.

Internet Marketing (wig.com, paulayoung.com, especiallyyours.com, Western-online.com and Ahi-online.com)

     During 2000, the Company continued its Internet business by introducing Especiallyyours.com and Ahi-online.com. The Company also began to e-advertise on other Internet web sites and search engines through key word and banner advertising. The Company also introduced special offers and promotions to its customers via e-mail to promote sales at its web sites. In 2001, Western Schools business launched Western Schools Online, where students can down load courses, take tests, have the tests graded and receive continuing education credits all on line - a totally virtual experience. All of the Company's web sites have electronic order taking and e-mail customer service.

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

     The Caucasian retail wig market -- estimated to be approximately $200-million of annual retail sales comprising approximately 2.7-million units -- is serviced by direct mail catalogers, beauty salons, wig shops, boutiques and department stores. It is estimated that catalog sales represent approximately forty percent of the wig and hairpiece units sold and approximately twenty percent of the sales dollars annually in the Caucasian market, demonstrating that price points at retail stores are generally higher than mail order price points. Catalogs offer the benefits of privacy, convenience, lower prices and broader product selection. Retail stores generally provide customers with more personalized service.

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

     The Company also advertises through its Internet web sites www.wig.com,
                                                                -----------
www.paulayoung.com and www.especiallyyours.com. These web sites provide
------------------     -----------------------
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

     Western Schools markets its CE courses using a one-step marketing program targeted at nurses and certified public accountants whose licenses need to be renewed. Western Schools also provides its latest selection of CE courses and exam materials online through its web site www.westernschools.com. During 2001,
                                           ----------------------
the Company introduced www.Western-online.com. This web site will offer all
                       ----------------------
Western Schools CE courses and exam taking online to the nursing profession.

     AHI markets its CE courses using a one-step marketing program targeted at nurses and other mental health professionals whose licenses need to be renewed. AHI also provides its latest selection of CE courses online through its web site www.ahi-online.com.
------------------

New Opportunities

   New Products

     The Company seeks to leverage its customer relationships by adding new product lines to its catalogs. During 2000, the Company introduced Hotlocks(R), fashion accessories, such as hair extensions, scrunchies, headbands and clip-ons that come in many colors and are worn for fashion and fun. In early 2001, the WhisperLite(TM) collection was introduced. These wigs weigh as little as 1-and-1/2 ounces and have open wefting and lightweight cap construction for a very comfortable fit.

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

                                                             High         Low
                                                             ----         ---
                   2000
                            First Quarter.................. $5.250       $2.625
                            Second Quarter................. $3.125       $2.000
                            Third Quarter.................. $3.000       $2.313
                            Fourth Quarter................. $2.969       $1.563
                   1999
                            First Quarter.................. $4.375       $3.000
                            Second Quarter................. $4.000       $3.188
                            Third Quarter.................. $4.500       $3.125
                            Fourth Quarter................. $6.000       $3.375

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

ITEM 6.   SELECTED FINANCIAL DATA

                                                                                     Fiscal Year Ended
                                                              -----------------------------------------------------------------
                                                                Dec. 30,      Jan. 1,      Jan. 2,      Jan. 3,      Dec. 28,
                                                                  2000       2000 (1)       1999       1998(2)         1996
                                                                  ----       --------       ----       -------         ----
                                                                          (In thousands, except per-share amounts
         Statement of Operations Data:                                          and weighted average shares)
         Net sales (3)......................................   $   60,892   $   54,475   $   55,591  $    49,310     $  41,037
         Cost of sales (3)..................................       22,002       20,338       20,893       18,173        15,432
                                                               ----------   ----------   ----------  -----------    ----------
         Gross profit.......................................       38,890       34,137       34,698       31,137         5,605
         Operating expenses (3).............................       36,031       31,891       31,159        6,044         2,330
                                                               ----------   ----------   ----------  -----------    ----------
         Income from operations.............................        2,859        2,246        3,539        5,093         3,275
         Interest expense, net..............................          974          794          872          821         1,658
                                                               ----------   ----------   ----------  -----------    ----------

         Income before income taxes and
            extraordinary items.............................        1,885        1,452        2,667        4,272         1,617
         Income taxes.......................................          773          653        1,096        1,793           644
                                                               ----------   ----------   ----------  -----------    ----------
         Income before extraordinary items .................        1,112          799        1,571        2,479           973
                                                               ----------   ----------   ----------  -----------    ----------
         Net income (4).....................................   $    1,112   $      799   $    1,571  $     2,260    $      973
                                                               ==========   ==========   ==========  ===========    ==========
         Earnings per Share - Basic EPS:
            Income before extraordinary items...............   $     0.26   $     0.18   $     0.31  $      0.51    $     0.31
                                                               ==========   ==========   ==========  ===========    ==========
            Net income......................................   $     0.26   $     0.18   $     0.31  $      0.46    $     0.31
                                                               ==========   ==========   ==========  ===========    ==========
            Weighted average shares outstanding.............    4,341,915    4,400,944    5,033,800    4,905,667     3,180,091
                                                               ==========   ==========   ==========  ===========    ==========
         Earnings per Share - Diluted EPS:
            Income before extraordinary items...............   $     0.25   $     0.17   $     0.29  $      0.45    $     0.25
                                                               ==========   ==========   ==========  ===========    ==========
            Net income......................................   $     0.25   $     0.17   $     0.29  $      0.41    $     0.25
                                                               ==========   ==========   ==========  ===========    ==========
            Weighted average shares outstanding.............    4,530,756    4,684,874    5,495,014    5,527,701     3,946,211
                                                               ==========   ==========   ==========  ===========    ==========

                                                                                           As Of
                                                              -----------------------------------------------------------------
                                                                Dec. 30,     Jan. 1,      Jan. 2,      Jan. 3,        Dec. 28,
                                                                  2000      2000(1,5)     1999 (5)     1998 (5)        1996
                                                                  ----      ---------     --------     --------        ----
         Balance Sheet Data:                                                            (In thousands)
         Working capital....................................    $   3,295    $ ( 2,424)   $(    268)  $    1,308     $   5,619
         Total assets.......................................       23,704       25,423       23,044       23,478        18,405
         Long-term debt ....................................        7,200        2,900        3,671        5,012         8,147
         Shareholders' equity...............................        8,728        7,739        7,436        7,866         4,801

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

     In August 1999, the Company announced the resignation of its chief executive officer. In connection with the resignation and search for a new chief executive officer, the Company recorded a pre-tax charge of $500,000, consisting of severance and other severance related benefits and recruiting fees. During the fourth quarter 1999, the Company eliminated the circulation of the Paula's Hatbox catalog that featured ladies hats and selected women's apparel and accessories. The Company recorded a pre-tax charge of $730,000 in October 1999, of which $480,000 related to severance and severance related benefits for four employees and the write-off of remaining unamortized deferred catalog costs. The remaining $250,000 related to inventory write-offs.

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

Liquidity and Capital Resources

     Net cash flows used by the Company for 2000 were approximately $702,000. Cash flows provided by operating activities for 2000 were $2.3 million, offset by uses of $1.4 million in investing activities and $1.5 million in financing activities. The major factors that caused the difference between net income and net cash flows provided by operations for 2000 were increases in: (i) depreciation and amortization expense of $1.7 million and (ii) deferred income tax expense of approximately $83,000, offset by a decrease in cash working capital items of approximately $608,000. The Company used $1.4 million in investing activities for computer and equipment purchases. The $1.5 million in net cash used in financing activities was primarily due to: (i) the repayment of $1.9 million of long-term debt, (ii) the repayment of short-term borrowings of $5.4 million, (iii) the repayment of approximately $119,000 of capital leases, and (iv) the purchase of approximately $35,000 of treasury stock, offset by the issuance of $6.0 million of long-term debt related to the closing of the Company's new $12.25 million senior credit facility with Fleet National Bank.

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

     Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company will adopt SFAS No. 133 effective December 31, 2000. Management does not expect the adoption of SFAS No. 133 to have a significant impact on the financial position, results of operations, or cash flows of the Company.

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

     Risk of Delisting From Nasdaq - The Company's common stock is listed on the Nasdaq National Market System. The Company cannot guarantee that it will always be listed. Nasdaq's rules for continual listing include stockholders' equity requirements, and market value requirements. The Company has been notified by Nasdaq that the Company's common stock bid price is below its continued listing standards and that the Company's current listing is subject to review by Nasdaq.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's primary exposures to market risks include fluctuations in interest rates on its short-term and long-term borrowings of approximately $9.8 million as of December 30, 2000 under its credit facility. On January 19, 2001, the Company and the Bank entered into an Interest Rate Swap Agreement based on a notional principal balance of $4.5 million. Under the interest rate swap agreement, the Company receives quarterly LIBOR-based interest rate payments from the Bank, and pays interest quarterly at a fixed rate of 5.57% to the Bank (plus the borrowing margin as defined in the loan agreement with the Bank). These interest rate payments are settled net with the Bank. The agreement is effective for a period of two years and terminates on January 19, 2003.

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

ITEM 8.   FINANCIAL STATEMENTS

                                                                                                          Page
                                                                                                          ----
     Independent Auditors' Report...................................................................        19

     Financial Statements as of December 30, 2000 and January 1, 2000 and for the Three Fiscal Years Ended December 30, 2000, January 1,
        2000 and January 2, 1999

       Consolidated Balance Sheets..................................................................        20

       Consolidated Statements of Operations........................................................        21

       Consolidated Statements of Shareholders' Equity and Comprehensive Income (Loss)..............        22

       Consolidated Statements of Cash Flows........................................................     23-24

       Notes to Consolidated Financial Statements...................................................     25-42

                         INDEPENDENT AUDITORS' REPORT


To the Board of Directors of Specialty Catalog Corp. :

     We have audited the accompanying consolidated balance sheets of Specialty Catalog Corp. and subsidiaries (the "Company") as of December 30, 2000 and January 1, 2000 and the related consolidated statements of operations, shareholders' equity and comprehensive income (loss), and cash flows for the years then ended and year ended January 2, 1999. Our audits also included the consolidated financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 30, 2000 and January 1, 2000 and the results of its operations and its cash flows for the years then ended and year ended January 2, 1999, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
March 15, 2001

                            SPECIALTY CATALOG CORP.

                          CONSOLIDATED BALANCE SHEETS

                                                                                               December 30,       January 1,
                                                                                                  2000              2000
                                                                                                  -----             ----
                                          Assets
Current assets:
      Cash and cash equivalents.........................................................       $     435,276      $  1,136,847
     Accounts receivable, less allowance for doubtful accounts of  $39,791 and
         $116,198 at December 30, 2000 and January 1, 2000, respectively................           1,521,469         1,206,490
      Inventories.......................................................................           5,324,460         5,626,304
      Prepaid expenses..................................................................           3,561,311         4,012,538
                                                                                               -------------      ------------
                Total current assets....................................................          10,842,516        11,982,179
                                                                                               -------------      ------------
Property, plant and equipment:
      Property, plant and equipment.....................................................           9,623,867         8,286,156
      Less accumulated depreciation and amortization....................................          (5,232,422)      (3,967,224)
                                                                                               -------------      ------------
                Total property, plant and equipment, net................................           4,391,445         4,318,932
                                                                                               -------------      ------------
Intangible assets, net..................................................................           3,942,508         4,571,405
Deferred income taxes...................................................................           4,273,287         4,338,843
Other assets............................................................................             253,748           211,918
                                                                                               -------------      ------------
                Total assets............................................................       $  23,703,504      $ 25,423,277
                                                                                               =============      ============

                           Liabilities and Shareholders' Equity
Current liabilities:
      Accounts payable and accrued expenses.............................................       $   3,656,757      $  4,261,400
      Liabilities to customers..........................................................             925,888         1,169,256
      Short-term borrowings.............................................................             788,100         6,401,238
      Income taxes......................................................................             376,914           449,577
      Current portion of long-term debt.................................................           1,800,000         2,125,000
                                                                                               -------------      ------------
                Total current liabilities...............................................           7,547,659        14,406,471
                                                                                               -------------      ------------
Long-term debt..........................................................................           7,200,000         2,900,000
Other long-term liabilities.............................................................             227,929           377,875
Commitments and contingencies Shareholders' equity:
       Preferred stock, $1.00 par value: 1,000,000 shares authorized;
           no shares issued and outstanding.............................................                  --                --
       Common stock, $.01 par value: 10,000,000 shares authorized; 5,239,774 shares issued at December 30, 2000 and January 1, 2000; 4,337,886 and 4,351,386 shares
           outstanding at December 30, 2000 and January 1, 2000, respectively...........              52,397            52,397
        Additional paid-in capital......................................................          16,159,570        16,159,570
        Accumulated other comprehensive loss............................................            (138,950)          (51,250)
        Accumulated deficit.............................................................          (4,477,923)       (5,590,054)
                                                                                               -------------      ------------
                                                                                                  11,595,094        10,570,663
        Less treasury stock, at cost, 901,888 and 888,388 shares at December 30, 2000 and
           January 1, 2000, respectively................................................          (2,867,178)       (2,831,732)
                                                                                               -------------      ------------
                Total shareholders' equity.............................................            8,727,916         7,738,931
                                                                                               -------------      ------------
                         Total liabilities and shareholders' equity....................        $  23,703,504      $ 25,423,277
                                                                                               =============      ============

                See notes to consolidated financial statements.

                            SPECIALTY CATALOG CORP.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                             Fiscal Year Ended
                                                                              ------------------------------------------------
                                                                              December 30,       January 1,        January 2,
                                                                                 2000               2000              1999
                                                                                 -----              ----              ----
Net Sales:
   Revenues............................................................       $ 52,973,996      $ 47,312,945      $ 48,397,806
   Shipping and handling income........................................          7,660,299         6,865,334         6,707,605
   Royalties...........................................................            257,817           296,303           485,746
                                                                              ------------      ------------      ------------
Total net sales........................................................         60,892,112        54,474,582        55,591,157
Cost of sales (including buying, occupancy and order fulfillment costs)         22,002,323        20,337,583        20,892,943
                                                                              ------------      ------------      ------------
Gross profit...........................................................         38,889,789        34,136,999        34,698,214
Operating Expenses:
   Operating expenses..................................................         34,340,466        30,819,662        30,413,015
   Depreciation and amortization.......................................          1,690,232         1,070,719           745,931
                                                                              ------------      ------------      ------------
Total operating expenses...............................................         36,030,698        31,890,381        31,158,946
                                                                              ------------      ------------      ------------
Income from operations.................................................          2,859,091         2,246,618         3,539,268
Interest expense, net..................................................            973,575           794,165           871,893
                                                                              ------------      ------------      ------------
Income before income taxes.............................................          1,885,516         1,452,453         2,667,375
Income taxes...........................................................            773,385           652,967         1,095,994
                                                                              ------------      ------------      ------------
Net income.............................................................       $  1,112,131      $    799,486      $  1,571,381
                                                                              ============      ============      ============

Earnings per share - Basic EPS:
      Net income per share.............................................       $       0.26      $       0.18      $       0.31
                                                                              ============      ============      ============
      Weighted average shares outstanding..............................          4,341,915         4,400,944         5,033,800
                                                                              ============      ============      ============
Earnings per share - Diluted EPS:
      Net income per share.............................................       $       0.25      $       0.17      $       0.29
                                                                              ============      ============      ============
      Weighted average shares outstanding..............................          4,530,756         4,684,874         5,495,014
                                                                              ============      ============      ============

                See notes to consolidated financial statements.

                            SPECIALTY CATALOG CORP.
    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY & COMPREHENSIVE INCOME
                                    (LOSS)

                                                                                                              Accumulated
                                                            Common Stock                                         Other
                                                            ------------          Treasury      Deferred      Comprehensive
                                                       Shares        Amount         Stock     Compensation   Income (Loss)
                                                       ------        -------        -----     ------------   ---------------
Balance, January 3, 1998..........................   5,022,001    $   50,220             --    $    (65,862)    $      3,495

Other comprehensive income (loss):
   Net income.....................................          --            --             --              --               --
   Foreign currency translation
     adjustment...................................          --            --             --              --           12,431
Total comprehensive income........................

   Exercise of stock options
(including the tax benefit of $256,021)...........     217,773         2,177             --              --               --
   Treasury stock repurchase......................          --            --   $ (2,353,641)             --
   Amortization of deferred
    compensation..................................          --            --             --          17,499               --
                                                    ----------    ----------   ------------    ------------     ------------
Balance, January 2, 1999..........................   5,239,774        52,397     (2,353,641)        (48,363)          15,926
                                                    ----------    ----------   ------------    ------------     ------------

Other comprehensive income (loss):
   Net income.....................................          --            --             --              --               --
   Foreign currency translation
     adjustment...................................          --            --             --              --          (67,176)
Total comprehensive income........................
   Treasury stock repurchase......................          --            --       (478,091)             --               --
   Amortization and write-off of
    deferred compensation.........................          --            --             --          48,363               --
                                                    ----------    ----------   ------------    ------------     ------------
Balance, December 30, 2000........................   5,239,774        52,397     (2,831,732)             --          (51,250)
                                                    ----------    ----------   ------------    ------------     ------------

Other comprehensive income (loss):
   Net income.....................................          --            --            --               --                --
   Foreign currency translation...................
     adjustment...................................          --            --            --               --          (87,700)
Total comprehensive income........................
   Treasury stock repurchase......................          --            --        (35,446)             --               --
                                                    ----------    ----------   ------------    ------------     ------------
Balance, December 30, 2000........................   5,239,774    $   52,397   $ (2,867,178)   $         --     $   (138,950)
                                                    ==========    ==========   ============    ============     ============


                                                                       Additional                          Total
                                                                        Paid-in          Accumulated    Shareholders'
                                                                        Capital           Deficit          Equity
                                                                        -------           -------          ------
Balance, January 3, 1998...............................              $ 15,838,826    $  (7,960,921)   $   7,865,758

Other comprehensive income (loss):
   Net income..........................................                        --        1,571,381        1,571,381
   Foreign currency translation
     adjustment........................................                        --               --           12,431
Total comprehensive income.............................                                                   1,583,812

   Exercise of stock options
(including the tax benefit of $256,021)................                   320,744               --          322,921
   Treasury stock repurchase...........................                        --               --       (2,353,641)
   Amortization of deferred
    compensation.......................................                        --               --           17,499
                                                                     ------------    -------------    -------------
Balance, January 2, 1999...............................                16,159,570       (6,389,540)       7,436,349
                                                                     ------------    -------------    -------------

Other comprehensive income (loss):
   Net income..........................................                        --          799,486          799,486
   Foreign currency translation
     adjustment........................................                        --               --          (67,176)
Total comprehensive income.............................                                                     732,310

   Treasury stock repurchase...........................                        --               --         (478,091)
   Amortization and write-off of
    deferred compensation..............................                        --               --           48,363
                                                                     ------------    -------------    -------------
Balance, January 1, 2000...............................                16,159,570       (5,590,054)       7,738,931
                                                                     ------------    -------------    -------------

Other comprehensive income (loss):
   Net income..........................................                        --        1,112,131        1,112,131
   Foreign currency translation
     adjustment........................................                        --               --          (87,700)
Total comprehensive income.............................                                                   1,024,431

   Treasury stock repurchase...........................                        --               --          (35,446)
                                                                     ------------    -------------    -------------
Balance, December 30, 2000.............................              $ 16,159,570    $  (4,477,923)   $   8,727,916
                                                                     ============    =============    =============

                See notes to consolidated financial statements.

                            SPECIALTY CATALOG CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                 Fiscal Year Ended
                                                                                      ---------------------------------------------
                                                                                      December 30,      January 1,      January 2,
                                                                                         2000              2000            1999
                                                                                         ----              ----            ----
Cash flows from operating activities:
Net income..........................................................................  $  1,112,131      $  799,486     $  1,571,381
Adjustments to reconcile net income to net cash provided by
  operating activities:
      Depreciation and amortization.................................................     1,690,232       1,070,719          745,931
      Deferred income taxes.........................................................        82,547         413,292          872,233
      Amortization of deferred compensation.........................................            --          48,363           17,499
      Changes in operating assets and liabilities, net of impact of acquisitions:
        Accounts receivable.........................................................      (342,569)          1,194          (96,676)
        Inventories.................................................................       249,536        (248,884)         878,091
        Prepaid expenses............................................................       440,541        (207,728)        (465,520)
        Other assets................................................................       (72,646)        (57,263)          94,473
        Accounts payable and accrued expenses.......................................      (553,093)        500,008          297,625
        Liabilities to customers....................................................      (243,368)        492,809         (320,496)
        Income taxes payable........................................................       (44,532)        154,836          209,895
        Other long-term liabilities.................................................       (41,670)             --            4,167
                                                                                      ------------      ----------     ------------
Net cash provided by operating activities...........................................     2,277,109      $2,966,832        3,808,603
                                                                                      ------------      ----------     ------------

Cash flows from investing activities:
       Purchases of property, plant and equipment...................................    (1,377,009)      1,844,967)      (1,188,905)
        Acquisitions, net of cash acquired..........................................            --       1,323,381)        (505,140)
                                                                                      ------------      ----------     ------------
Net cash used in investing activities...............................................    (1,377,009)      3,168,348)      (1,694,045)
                                                                                      ------------      ----------     ------------

Cash flows from financing activities:
      Issuance of common stock......................................................            --              --           10,752
       Advances (repayments) on short-term borrowings, net..........................    (5,445,457)      1,357,390        1,289,559
       Issuance of long-term debt...................................................     6,000,000       1,000,000               --
       Purchases of treasury stock..................................................       (35,446)       (478,091)      (2,353,641)
      Repayments of long-term debt..................................................    (1,924,057)      1,564,142)        (969,011)
       Repayments of capital lease obligations......................................      (118,706)        (64,533)         (20,303)
                                                                                      ------------      ----------     ------------

Net cash provided by (used in) financing activities.................................    (1,523,666)        250,624       (2,042,644)
                                                                                      ------------      ----------     ------------

Effect of exchange rate changes on cash and cash equivalents........................       (78,005)        (10,132)          13,095
                                                                                      ------------      ----------     ------------

Increase (decrease) in cash and cash equivalents....................................      (701,571)         38,976           85,009

Cash and cash equivalents, beginning of year........................................     1,136,847       1,097,871        1,012,862
                                                                                      ------------      ----------     ------------
Cash and cash equivalents, end of year..............................................  $    435,276      $1,136,847     $  1,097,871
                                                                                      ============      ==========     ============

Supplemental disclosures of cash flow information:
       Cash paid during the year for:
         Interest...................................................................  $    844,204      $  794,668     $    812,845
                                                                                      ============      ==========     ============
         Income taxes...............................................................  $    431,184         426,370     $    725,000
                                                                                      ============      ==========     ============

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

     In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 requires that costs incurred in the development of internal use software be capitalized and amortized over a period of time. The Company adopted SOP 98-1 in the first quarter of 1998. During 2000 and 1999, the Company capitalized $568,706 and $1,185,536, respectively, of costs associated with its new catalog information system that was implemented in August 1999, of which $254,651 and $583,659, respectively, were internal payroll and payroll related costs.

                            SPECIALTY CATALOG CORP.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.  Summary of Significant Accounting Policies (continued)

     Intangibles -- Intangible assets, consisting of goodwill, covenants not to compete, customer lists, trademarks, and trade names, are amortized using the straight-line method over useful lives of three to thirty years. Management's policy regarding intangible assets is to evaluate the recoverability of its intangible assets when the facts and circumstances suggest that these assets may be impaired. This policy is consistent with those policies set forth in Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". Evaluations consider factors including operating results, business and strategic plans, economic projections, and market emphasis. Evaluations compare expected cumulative, non-discounted operating cash flows with net book values of related intangible assets. Unrealizable intangible asset values are charged to operations. There were no impairment charges during the fiscal years presented.

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

     Fair Value of Financial Instruments -- SFAS No. 107, "Disclosures About Fair Value of Financial Instruments", requires disclosure of the fair value of financial instruments, relating to both those assets and liabilities recognized and those not recognized in the consolidated balance sheets of the Company, for which it is practicable to estimate fair value. The estimated fair value of financial instruments which are presented herein have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of amounts the Company could realize in a current market exchange.

     The fair value of the Company's cash and cash equivalents, accounts receivable, accounts payable, and short-term borrowings approximate their carrying values at December 30, 2000 and January 1, 2000, due to the short-term maturities of these investments. The carrying values and fair values of the Company's long-term debt at December 30, 2000 and January 1, 2000 were $9,000,000 and $5,025,000, respectively.

     Stock-Based Compensation -- Compensation cost of stock-based compensation arrangements with employees is measured based on Accounting Principles Board ("APB") Opinion No. 25. The Company applies APB Opinion No. 25 to its stock-based compensation awards to employees and the disclosure provisions of SFAS No. 123, "Accounting for Stock-based Compensation", are addressed in footnote 10.

     Newly Issued Accounting Pronouncements-- Emerging Issues Task Force ("EITF") Issue 00-10, "Accounting for Shipping and Handling Fees and Costs", requires that shipping and handling fees, billed to a customer in a sale transaction, should be classified as part of revenues. This consensus had to be adopted no later than the fourth quarter of

2000. The Company has restated its consolidated statements of operations for the fiscal years ended December 30, 2000, January 1, 2000 and January 2, 1999 by reclassifying all shipping and handling income from cost of sales and operating expenses to revenues.


                            SPECIALTY CATALOG CORP.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.  Summary of Significant Accounting Policies (continued)

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

     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company will adopt SFAS No. 133 effective December 31, 2000. Management does not expect the adoption of SFAS No. 133 to have a significant impact on the financial position, results of operations, or cash flows of the Company.

     Fiscal Year -- The Company is on a 52/53-week fiscal year, ending on the Saturday closest to December 31. Unless otherwise indicated, "2000" means the 52 weeks ended December 30, 2000, "1999" means the 52 weeks ended January 1, 2000 and "1998" means the 52 weeks ended January 2, 1999.

     Accounting Estimates -- The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management bases its estimates on historical experiences and on various assumptions that are believed to be reasonable under the circumstances. The primary estimates underlying the Company's financial statements include allowances for doubtful accounts, allowances for returns, and inventory valuation.

     Reclassifications -- Certain amounts in the 1998 and 1999 financial statements have been reclassified to conform to the 2000 presentation.

2.   Prepaid Expenses

     Prepaid expenses at December 30, 2000 and January 1, 2000 consist of the following:

                                                        2000          1999
                                                        ----          ----
        Deferred catalog costs..................     $2,915,706    $2,704,258
        Prepaid advertising.....................        176,173       181,113
        Prepaid income taxes....................             --       720,000
        Other...................................        469,432       407,167
                                                     ----------    ----------
                                                     $3,561,311    $4,012,538
                                                     ==========    ==========

3.   Property, Plant and Equipment

     Property, plant and equipment at December 30, 2000 and January 1, 2000 consist of the following:

                                                                        Useful
                                                                         Life            2000           1999
                                                                         -----           -----          ----
        Furniture and equipment...............................         5-7 years     $ 1,934,588     $ 1,764,086

        Building..............................................         40 years          298,140         323,000
        Data processing equipment.............................         3-5 years       6,731,971       5,652,965
        Automobiles...........................................          3 years          122,798         112,025
        Leasehold improvements................................            (i)            536,370         434,080
                                                                                     -----------     -----------
                                                                                       9,623,867       8,286,156
        Less accumulated depreciation and amortization........                        (5,232,422)     (3,967,224)
                                                                                     -----------     -----------
                                                                                     $ 4,391,445     $ 4,318,932
                                                                                     ===========     ===========

        (i) Lesser of the estimated useful lives of the related assets or the lease term.

                            SPECIALTY CATALOG CORP.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Depreciation and amortization expense related to property, plant and equipment was $1,274,150, $734,776 and $429,311 for 2000, 1999 and 1998,
respectively. In 1999, the Company disposed of fully depreciated fixed assets no longer in use totaling $753,244. There were no gains or losses recognized on the consolidated statement of operations from these disposals.

4.   Intangible Assets

     Intangible assets at December 30, 2000 and January 1, 2000 consist of the following:

                                                              Useful
                                                               Life               2000              1999
                                                               -----              ----              ----
        Goodwill..........................................  20-30 years        $ 2,801,432       $ 2,937,185
        Trade names.......................................   30 years            1,096,464         1,157,307
        Covenant-not-to-compete...........................    5 years              745,350           807,500
        Customer lists....................................   3-5 years             381,045           400,310
                                                                               -----------       -----------
                                                                                 5,024,291         5,302,302
        Less accumulated amortization.....................                      (1,081,783)         (730,897)
                                                                               -----------       -----------
                                                                               $ 3,942,508       $ 4,571,405
                                                                               ===========       ===========

     Amortization expense related to intangible assets was $416,082, $335,943 and $316,620 for 2000, 1999 and 1998, respectively.

5.   Accounts Payable and Accrued Expenses

     Accounts payable and accrued expenses at December 30, 2000 and January 1, 2000 consist of the following:

                                                                           2000               1999
                                                                           ----               ----
        Accounts payable......................................           $2,500,268        $3,076,493
        Accrued compensation..................................              158,178           579,721
        Other accrued expenses................................              998,311           605,186
                                                                         ----------        ----------
                                                                         $3,656,757        $4,261,400
                                                                         ==========        ==========

6.   Liabilities to Customers

     Liabilities to customers at December 30, 2000 and January 1, 2000 consist of the following:

                                                                            2000              1999
                                                                            -----             ----
        Deferred revenue.....................................             $ 365,167         $ 450,279
        Refunds due customers................................               201,867            17,592
        Reserve for returns..................................               358,854           701,385
                                                                          ---------        ----------
                                                                          $ 925,888        $1,169,256
                                                                          =========        ==========

     Deferred revenue reflects cash received from customers for ordered items that have not yet been shipped. Refunds due customers represents merchandise returned by customers for a cash or credit refund. The reserve for returns represents estimated merchandise to be returned for refunds in the future based on historical return rates applied to recent shipments.

                            SPECIALTY CATALOG CORP.

7.   Long-Term Debt

     Long-term debt at December 30, 2000 and January 1, 2000 consists of the following:

                                                                                           2000               1999
                                                                                          -----               ----
               Fleet National Bank (Term Loan), due October 2001...........            $        --         $ 4,000,000
               Fleet National Bank (UK Term Loan), due October 2001........                     --           1,025,000
               Fleet National Bank (Term Loan), due January 2006...........              9,000,000                  --
                                                                                      ------------         -----------
                                                                                         9,000,000           5,025,000
               Less current portion........................................              1,800,000           2,125,000
                                                                                       -----------         -----------
                                                                                       $ 7,200,000         $ 2,900,000
                                                                                       ===========         ===========

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

           Fiscal
           Year                                                 Amount
           ----                                                 ------
           2001..........................................    $ 1,800,000
           2002..........................................      1,800,000
           2003..........................................      1,800,000
           2004..........................................      1,800,000
           2005..........................................      1,800,000
                                                             -----------
                                                             $ 9,000,000
                                                             ===========

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

                            SPECIALTY CATALOG CORP.

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

     From 1996 to 1999, the Company circulated the Paula's Hatbox(R) catalog that featured ladies hats and then expanded to include selected women's apparel and accessories. In a move motivated by the desire to exit the competitive ladies ready-to-wear market segment, and to dedicate its focus and resources on the growth and development of the Company's core wig businesses, the Company decided to stop circulating this catalog in the fourth quarter of 1999. The Company recorded a pre-tax charge of $730,000 in October 1999 related to the write-off of remaining unamortized deferred catalog costs, inventory write-offs and severance and severance related benefits for four employees. Accrued restructuring charges at January 1, 2000 include expenses accrued in connection with this closure of $27,091. All amounts relating to the accrued expenses were paid in 2000.

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

10.  Shareholders' Equity

     Treasury Stock -- In December 1998, the Company's Board of Directors authorized the Company to repurchase up to $1.0 million of the Company's common stock. As of December 30, 2000, the Company had repurchased 144,100 shares at an average price of $3.56 per share.

     Stock Compensation Plan -- On June 22, 2000, the Company adopted the 2000 Stock Incentive Plan (the "Plan"). The Plan authorizes the issuance of up to 750,000 shares of the Company's common stock through the grant of stock options and awards of restricted stock. Each option has a maximum term of ten years from the date of grant, subject to early termination.

     Options granted under the Company's 1996 Stock Incentive Plan, as amended (the "1996 Plan"), before their termination will remain outstanding according to their terms, but no further options will be granted under the 1996 Plan after June 22, 2000.

                            SPECIALTY CATALOG CORP.

     Rights Agreement -- On April 11, 2000, the board of directors of the Company adopted a stockholder rights plan pursuant to a Rights Agreement dated as of April 11, 2000, between the Company and Continental Stock Transfer and Trust Company, as Rights Agent. The Rights Agreement is effective as of April 11, 2000 for all shares of Common Stock outstanding on such date and for all shares of Common Stock issued thereafter and prior to the earliest of the Distribution Date (as defined in the Rights Agreement). Each Right is exercisable (as defined in the Rights Agreement) by the registered holder of a Right Certificate to purchase 1/1000th of a share of Series A Preferred Stock of the Company, subject to adjustment, at an exercise price per 1/1000th of a share of Series A Preferred Stock of $15, subject to adjustment. Each 1/1000th of a share of Series A Preferred Stock will have economic attributes (i.e., participation in dividends and voting rights) substantially equivalent to one whole share of the common stock of the Company. The Rights expire on the tenth anniversary of the date of the Rights Agreement unless earlier redeemed or exchanged by the Company as provided in the Rights Agreement. For further information, a detailed description of the Rights Agreement and a copy of the Rights Agreement were included in a current report on Form 8-K, which was filed with the Securities and Exchange Commission on April 13, 2000.

     Stock option activity is summarized below:

                                                                                                   Weighted
                                                                              Exercise Price        Average
                                                                                   Per              Exercise
                                                                  Shares          Share              Price
                                                                  ------          -----              -----
             Outstanding January 3, 1998.....................   1,156,734      $0.31-$7.15           $3.69
             Granted.........................................      25,000            $6.50           $6.50
             Exercised.......................................    (217,773)           $0.31           $0.31
             Forfeited or expired............................     (59,050)           $6.50           $6.50
                                                               ----------      -----------         -------
             Outstanding January 2, 1999.....................     904,911      $0.31-$7.15           $4.40
             Granted.........................................     181,500            $6.50           $6.50
             Forfeited or expired............................    (112,284)     $6.50-$6.88           $6.51
                                                               ----------      -----------         -------
             Outstanding January 1, 2000.....................     974,127      $0.31-$7.15           $4.54
                                                               ----------      -----------         -------
             Granted.........................................     422,500      $2.25-$2.50           $2.50
             Forfeited or expired............................    (134,950)     $6.50-$6.63           $6.51
                                                               ----------      -----------         -------
             Outstanding December 30, 2000...................   1,261,677      $0.31-$7.15           $3.65
                                                               ==========      ===========         =======

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

                            SPECIALTY CATALOG CORP.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

                                               2000              1999             1998
                                               ----              ----             ----
          Net income:
           As reported..................    $1,112,131         $799,486        $1,571,381
                                            ==========         ========        ==========
           Pro forma....................    $1,033,147         $633,002        $1,385,609
                                            ==========         ========        ==========
          Basic earnings per share:
           As reported..................    $     0.26         $   0.18        $     0.31
                                            ==========         ========        ==========
           Pro forma....................    $     0.24         $   0.14        $     0.28
                                            ==========         ========        ==========
          Diluted earnings per share:
           As reported..................    $     0.25         $   0.17        $     0.29
                                            ==========         ========        ==========
           Pro forma....................    $     0.23         $   0.14        $     0.25
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

                                                                  For the fiscal year ended
                               ------------------------------------------------------------------------------------------------
                                        December 30, 2000                January 1, 2000                January 2, 1999
                                        -----------------                ---------------               ----------------
                                    Net Income         Shares      Net Income         Shares      Net Income         Shares
                                    ----------         ------      ----------         ------      ----------         ------
Basic earnings per share            $1,112,131       4,341,915      $ 799,486       4,400,944      $1,571,381       5,033,800
Effect of dilutive options                  --         188,841             --         283,930              --         461,214
                                    ----------       ---------      ---------       ---------      ----------       ---------
Diluted earnings per share          $1,112,131       4,530,756      $ 799,486       4,684,874      $1,571,381       5,495,014
                                    ==========       =========      =========       =========      ==========       =========

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

                            SPECIALTY CATALOG CORP.

12.  Income Taxes

     The provision for income taxes at December 30, 2000, January 1, 2000 and January 2, 1999 consists of the following:

                                       2000           1999             1998
                                       ----           ----             ----
          Current:
             Federal................  $      --      $      --      $       --
             State..................         --        175,591              --
             Foreign................    300,658        271,117          57,932
                                      ---------      ---------      ----------
                                        300,658        446,708          57,932
                                      ---------      ---------      ----------
          Deferred:
             Federal................    332,532        262,573         606,533
             State..................    199,282         24,466         209,800
             Foreign................   (59,087)       (80,780)         221,729
                                      ---------      ---------      ----------
                                        472,727        206,259       1,038,062
                                      ---------      ---------      ----------
               Total................  $ 773,385      $ 652,967      $1,095,994
                                      =========      =========      ==========

     Deferred income tax assets and liabilities at December 30, 2000 and January 1, 2000 consist of the following:

                                                                              2000             1999
                                                                              -----            ----
          Deferred income tax assets:
               Net operating loss carryforwards and credits.......         $ 4,130,171      $ 4,021,799
               Operating reserves.................................             668,708          418,620
               Inventory..........................................             349,307          462,145
               Property, plant and intangibles....................             307,277          528,306
                                                                           -----------      -----------
                                                                             5,455,463        5,430,870
                                                                           -----------      -----------
          Deferred income tax liabilities:
               Deferred catalog costs.............................           1,139,993        1,045,754
               Other..............................................              42,183           46,273
                                                                           -----------      -----------
                                                                             1,182,176        1,092,027
                                                                           -----------      -----------
          Net deferred income tax asset...........................         $ 4,273,287      $ 4,338,843
                                                                           ===========      ===========

     Reconciliation of the statutory Federal income tax rate and the effective rate of the provision for income taxes for the years ended December 30, 2000, January 1, 2000 and January 2, 1999 is as follows:

                                                               2000          1999           1998
                                                               ----          ----           ----
          Statutory Federal income tax rate................      34.0%         34.0%          34.0%
          State taxes, net of Federal income tax benefits..       6.3           6.3            6.1
          Other............................................       0.7           4.7            1.0
                                                               ------        ------         ------
                                                                 41.0%         45.0%          41.1%
                                                               ======        ======         ======

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

13.  Commitments and Contingencies

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

             Year                                              Amount
             ----                                              ------
             2001 ........................................   $    99,969
             2002 ........................................        56,308
             2003 ........................................        54,760
             2004 ........................................        27,380
                                                             -----------
             Total minimum lease payments.................       238,417
               Less - amounts representing interest.......        18,822
                                                             -----------
             Present value of minimum lease payments......   $   219,595
                                                             ===========

     Operating Leases -- The Company leases certain administrative, warehousing and other facilities and equipment under operating leases. The following is a schedule of future minimum rental payments under non-cancelable operating leases as of December 30, 2000:

            Year                                               Amount
            ----                                               ------
            2001..........................................   $   622,704
            2002..........................................       503,344
            2003..........................................       109,306
            2004..........................................        26,806
            2005..........................................        16,458
                                                             -----------
                                                             $ 1,278,618
                                                             ===========

     Management expects that, in the normal course of business, expiring leases will be renewed or replaced by other leases. Rent expense under operating leases was $651,563, $580,137 and $594,752 for 2000, 1999 and 1998, respectively.

     Employment and Bonus Agreements -- On May 9, 2000, the Company announced the appointment of Joseph J. Grabowski as president of the Company effective as of May 8, 2000. On July 1, 2000, Mr. Grabowski assumed the title of CEO, replacing Steven L. Bock whose resignation was effective June 30, 2000.

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

                            SPECIALTY CATALOG CORP.

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

                             SPECIALTY CATALOG CORP.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

     A summary of information about the Company's operations by segment for the year ended December 30, 2000, January 1, 2000 and January 2, 1999 follows:

                                 Paula      Especially   Paula's      Corporate       Total SC        Western
                                 Young        Yours       Hatbox       Expenses        Direct         Schools
                                 -----        -----       ------       --------        ------         -------
        2000
Net sales (including
   royalties)..............   $30,851,690   $7,213,115    $  --       $       --     $38,064,805      $4,377,591
Shipping & handling
  income...................     5,486,250    1,282,825       --               --       6,769,075         849,717
                              -----------   ----------    -----       ----------     -----------      ----------
Total revenues.............    36,337,940    8,495,940       --               --      44,833,880       5,227,308
Gross profit...............    23,280,988    5,157,179       --         (231,454)     28,206,713       3,811,700
Operating expenses.........    15,080,217    5,078,787       --        5,311,239      25,470,243       3,082,328
Depreciation and
  amortization.............            --           --       --        1,147,980       1,147,980          42,668
                              -----------   ----------    -----       ----------     -----------      ----------
Income (loss) from
  operations...............     8,200,771       78,392       --       (6,690,673)      1,588,490         686,704
Interest expense, net......            --           --       --          740,397         740,397              --
Income tax provision
 (benefit).................            --           --       --          348,046         348,046         281,548

Segment assets.............            --           --       --       16,888,254      16,888,254       4,466,359
Capital expenditures.......            --           --       --        1,259,034       1,259,034          16,433

                                                Total SC
                                      AHI       Publishing       Daxbourne          Total
                                      ---       ----------       ---------          -----
        2000
Net sales (including
   royalties)...............      $5,251,389     $9,628,980      $5,538,028      $53,231,813
Shipping & handling
  income....................              21        849,738          41,486        7,660,299
                                  ----------    -----------      ----------      -----------
Total revenues..............       5,251,410     10,478,718       5,579,514       60,892,112
Gross profit................       3,081,129      6,892,829       3,790,247       38,889,789
Operating expenses..........       3,288,630      6,370,958       2,499,265       34,340,466
Depreciation and
  amortization..............         146,401        189,069         353,183        1,690,232
                                  ----------    -----------      ----------      -----------
Income (loss) from
  operations................        (353,902)       332,802         937,799        2,859,091
Interest expense, net.......           3,517          3,517         229,661          973,575
Income tax provision
 (benefit)..................        (146,547)       135,001         290,338          773,385

Segment assets..............         488,140      4,954,499       1,860,751       23,703,504
Capital expenditures........          73,097         89,530          28,445        1,377,009


                                       Paula       Especially      Paula's      Corporate         Total SC      Western
                                       Young         Yours         Hatbox       Expenses           Direct       Schools
                                       -----         -----         ------       --------           ------       -------
       1999
Net sales (including
  royalties....................      $28,623,097    $5,557,564    $2,833,709   $         --      $37,014,370      $4,326,888
Shipping & handling
  income.......................        4,737,847       872,417       431,611             --        6,041,875         785,121
                                     -----------    ----------    ----------   ------------      -----------      ----------
Total revenues.................       33,360,944     6,429,981     3,265,320                      43,056,245       5,112,009
Gross profit...................       21,712,460     3,810,056       909,075       (232,455)      26,199,136       3,639,002
Operating expenses.............       12,792,835     3,680,678     2,844,866      5,531,387       24,849,766       2,802,061
Depreciation and
  amortization.................               --            --            --        627,157          627,157          44,461
                                     -----------    ----------    ----------   ------------      -----------      ----------
Income (loss) from
  operations...................        8,919,625       129,378    (1,935,791)    (6,390,999)         722,213         792,480
Interest expense, net..........               --            --            --        535,375          535,375              --
Income tax provision
  (benefit)....................               --            --            --        140,605          140,605         324,916

Segment assets.................               --            --            --     16,494,808       16,494,808       4,084,173
Capital expenditures...........               --            --            --      1,687,039        1,687,039           8,661

                                                          Total SC
                                               AHI       Publishing       Daxbourne            Total
                                               ---       ----------       ---------            -----
           1999
Net sales (including
  royalties..........................      $886,690     $5,213,578        $5,381,300       $47,609,248
Shipping & handling
  income.............................            --        785,121            38,338         6,865,334
                                           --------     ----------        ----------       -----------
Total revenues.......................       886,690      5,998,699         5,419,638        54,474,582
Gross profit.........................       576,593      4,215,595         3,722,268        34,136,999
Operating expenses...................       573,456      3,375,517         2,594,379        30,819,662
Depreciation and
  amortization.......................        28,341         72,802           370,760         1,070,719
                                           --------     ----------        ----------       -----------
Income (loss) from
  operations.........................      (25,204)        767,276           757,129         2,246,618
Interest expense, net................           --              --           258,790           794,165

Income tax provision
  (benefit)..........................      (10,334)        314,582           197,780           652,967

Segment assets.......................       425,903      4,510,076         4,418,393        25,423,277
Capital expenditures.................        80,107         88,768            69,160         1,844,967

                                  SPECIALTY CATALOG CORP.
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                                       Paula        Especially       Paula's     Corporate          Total SC        Western
                                       Young          Yours          Hatbox      Expenses            Direct         Schools
                                       -----          -----          ------      --------            ------         -------
           1998
Net sales (including
  Royalties......................    $32,979,626     $3,634,695      $3,438,200   $        --       $40,052,521     $3,711,181
Shipping & handling
  income.........................      5,104,102        544,906         467,051            --         6,116,059        567,938
                                     -----------     ----------      ----------   -----------       -----------     ----------
Total revenues...................     38,083,728      4,179,601       3,905,251            --        46,168,580      4,279,119
Gross profit.....................     24,722,185      1,998,412       1,765,131      (235,168)       28,250,560      2,892,093
Operating expenses...............     13,964,167      2,818,773       3,110,169     5,616,092        25,509,201      2,559,474
Depreciation and
  amortization...................             --             --              --       327,870           327,870         27,704
                                     -----------     ----------      ----------   -----------       -----------     ----------
Income (loss) from
  operations.....................     10,758,018       (820,361)     (1,345,038)   (6,179,130)        2,413,489        304,915
Interest expense, net............             --             --              --       530,001           530,001            ---
Income tax provision
  (benefit)......................             --             --              --       772,528           772,528        125,013

Segment assets...................             --             --              --    14,747,288        14,747,288      3,614,759
Capital expenditures.............             --             --              --     1,119,713         1,119,713         21,122

                                                             Total SC
                                          AHI          Publishing     Daxbourne        Total
                                          ---          ----------     ---------        -----
          1998
  Net sales (including
    Royalties....................         $  --        $3,711,181     $5,119,850     $48,883,552
  Shipping & handling
    income.......................            --           567,938         23,608       6,707,605
                                          -----        ----------     ----------     -----------
  Total revenues.................            --         4,279,119      5,143,458      55,591,157
  Gross profit...................            --         2,892,093      3,555,561      34,698,214
  Operating expenses.............            --         2,559,474      2,344,340      30,413,015
  Depreciation and
    amortization.................            --            27,704        390,357         745,931
                                          -----        ----------     ----------     -----------
  Income (loss) from
    operations...................            --           304,915        820,864       3,539,268
  Interest expense, net..........            --                --        341,892         871,893
  Income tax provision
    (benefit)....................            --           125,013        198,453       1,095,994

  Segment assets.................            --         3,614,759      4,682,424      23,044,471
  Capital expenditures...........            --            21,122         48,070       1,188,905

                            SPECIALTY CATALOG CORP.

16.    Selected Quarterly Financial Data (1) (unaudited):

                         2000                                1/st/ Quarter    2/nd/ Quarter     3/rd/ Quarter     4/th/ Quarter
                         ----                                -------------    -------------     -------------     -------------
Net sales .............................................       $16,070,125      $16,661,394       $13,475,795       $14,684,798
Gross profit ..........................................        10,245,589       10,822,438         8,406,632         9,415,130
Net income (loss) .....................................           (39,629)         776,115            67,272           308,373
Earnings (loss) per share - Basic EPS
     Net income (loss).................................       $     (0.01)     $      0.18       $      0.02       $      0.07
     Weighted average shares outstanding...............         4,351,386        4,340,353         4,337,886         4,337,886
Earnings (loss) per share - Diluted EPS
     Net income (loss).................................       $     (0.01)     $      0.17       $      0.01       $      0.07
     Weighted average shares outstanding...............         4,351,386        4,615,365         4,643,556         4,491,358

                         1999                                1/st/ Quarter    2/nd/ Quarter     3/rd/ Quarter     4/th/ Quarter
                         ----                                -------------    -------------     -------------     -------------
Net sales (2)..........................................       $15,154,754      $14,059,624       $11,672,611       $13,587,593
Gross profit (2).......................................         9,724,590        9,107,795         7,410,472         7,894,142
Net income (loss) (2)..................................           497,168          864,398           (74,525)         (487,555)
Earnings (loss) per share - Basic EPS
     Net income (loss).................................       $      0.11      $      0.20       $     (0.02)      $     (0.11)
     Weighted average shares outstanding...............         4,440,264        4,417,718         4,399,955         4,351,386
Earnings (loss) per share - Diluted EPS
     Net income (loss).................................       $      0.11      $      0.18       $     (0.02)      $     (0.11)
     Weighted average shares outstanding                        4,723,636        4,698,616         4,399,955         4,351,386

                         1998                                1/st/ Quarter    2/nd/ Quarter     3/rd/ Quarter     4/th/ Quarter
                         ----                                -------------    -------------     -------------     -------------
Net sales .............................................       $15,119,625      $15,079,614       $12,544,184       $12,847,734
Gross profit...........................................         9,447,074        9,539,183         7,934,045         7,777,912
Net income (loss)......................................          (375,053)       1,134,911           319,544           491,979
Earnings (loss) per share - Basic EPS
     Net income (loss).................................            ($0.07)     $      0.22       $      0.06       $      0.10
     Weighted average shares outstanding...............         5,042,386        5,057,001         5,057,001         4,979,282
Earnings (loss) per share - Diluted EPS
     Net income (loss).................................            ($0.07)     $      0.21       $      0.06       $      0.09
     Weighted average shares outstanding...............         5,042,386        5,529,354         5,517,927         5,409,539

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

SPECIALTY CATALOG CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     On January 26, 2001, Daxbourne acquired the women's wig and hairpiece business of the Company's British licensee. The licensee had been the exclusive British licensee of the Company's Paula Young brand of women's wigs and hairpieces since 1994. During the term of the license agreement the licensee developed and circulated the Paula Young Fashion Wigs catalog using the
                             ------------------------
merchandising and creative resources of the Company, thereby establishing Paula Young as a preeminent brand in Britain with a loyal customer following. The acquisition agreement provides for the termination of the 1994 license agreement and transfer of the assets of the Paula Young Fashion Wigs catalog business to
                                  ------------------------
Daxbourne. Daxbourne's catalog division will now circulate both catalogs -- continuing to circulate its Jacqueline Collection catalog and the Paula Young
                            ---------------------                 -----------
Fashion Wigs catalog.
------------

     On February 3, 2001, AHI moved from Wheaton, Maryland to the Company's headquarters in South Easton, Massachusetts.



     ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

     This Amendment No. 1 to Form 10-K for the fiscal year ended December 30, 2000 is being filed by Specialty Catalog Corp. (the "Company") primarily to include information called for pursuant to Part III, Items 10, 11, 12 and 13 within 120 days after the end of the fiscal year ended December 30, 2000.


                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The following table sets forth the name, age and position of each of our directors and, executive officers as of April 23, 2001. Each director will hold office until the next annual meeting of our stockholders or until his or her successor has been elected and qualified. Our executive officers are appointed by and serve at the discretion of, the board of directors.

  Name                           Age          Office Held
  ----                           ---          -----------
  Joseph Grabowski               54           President and Chief Executive Officer
  Thomas McCain                  52           Senior Vice President and Chief Financial Officer
  David Cicurel                  51           Director
  Martin E. Franklin             36           Director
  Samuel L. Katz                 35           Director
  David L. Moore                 45           Director
  Guy Naggar                     60           Director

   Joseph Grabowski has been Chief Executive Officer of the Company since July 1, 2000 and has been President of the Company since May 8, 2000. Prior to joining the Company, Mr. Grabowski was president and chief executive officer of Carol Wright Gifts, a general merchandise and specialty product catalog company. From January 1996 to September 1997, Mr. Grabowski was president and chief executive officer of Brownstone Studios, a women's apparel catalog company. Mr. Grabowski's previous experience in direct marketing and catalog retailing includes senior-level positions at Haband, J. Crew, Inc. and Doubleday and Co. Mr. Grabowski received his BA degree in Economics and his MBA degree from Rutgers University.

   Thomas K. McCain has been Senior Vice President and Chief Financial Officer of the Company since June 1999. From October 1998 to June 1999, Mr. McCain was Senior Vice President of Finance and Chief Financial Officer of Paul Harris Stores, Inc. Prior to October 1998, Mr. McCain was employed by Edison Brothers Stores, Inc., for more than five years, as Vice President and Controller, Vice President of Tax and Financial Reporting, Vice President of Tax and Treasury, Vice President of Tax and Assistant Treasurer prior to May 1996. He graduated with a BS degree from Southeast Missouri State University and received his MBA degree from the John M. Olin School of Business at Washington University in St. Louis.

   David E. Cicurel has served as one of our directors since June 1999. Mr. Cicurel is a consultant with substantial experience in restructuring both publicly-held and privately-held companies. He restructured and took private Continental Foods plc., a snack foods company that was listed on the International Stock Exchange. He also restructured International Communication & Data plc., a U.K. listed consumer database company. He is also an outside director of Dawnay Day & Co. Limited, a U.K. investment bank.

   Martin E. Franklin has served as one of our directors since November 1994. Mr. Franklin has been Chairman and Chief Executive Officer of Marlin Holdings, LLC and the general partner of Marlin Capital, L.P., a private investment firm since October 1996. From February 1997 through February 2000, Mr. Franklin served as Chairman of the Board of Directors of Bolle Inc., an AMEX company, which is a manufacturer, marketer and distributor of premium eyewear. From May 1996 until March 1998, Mr. Franklin served as Chairman and Chief Executive Officer of Lumen Technologies, Inc., a NYSE company, which is a manufacturer and distributor of specialty lighting equipment, and served as Executive Chairman of Lumen Technologies, Inc. from March 1998 until December 1998. Mr. Franklin was Chairman of the Board and Chief Executive Officer of Lumen's predecessor, Benson Eyecare Corporation, from October 1992 to May 1996 and President of Benson Eyecare Corporation from November 1993 until May 1996. Mr. Franklin was non-executive Chairman and a director of Eyecare Products plc, a London Stock Exchange Company, from December 1993 until February 1999. Mr. Franklin has served as a director of Corporate Express, Inc., a NASDAQ listed company from March 1999 through November 1999. Mr. Franklin also serves on the boards of a number of privately held companies and charitable organizations. Mr. Franklin received a B.A. in Political Science from the University of Pennsylvania in 1986.

   Samuel L. Katz has served as one of our directors since November 1994. Mr. Katz has been Senior Executive Vice President of Strategic and Business Development of Cendant Corporation since January, 2001. Cendant Corporation is a public company engaged in the real estate, travel and direct marketing industries. Mr. Katz has been Chief Executive Officer of the Cendant Internet Group, a division of Cendant Corporation, since January 2000. Mr. Katz was Senior Executive Vice President, Strategic Development of Cendant Corporation from July 1999 to January 2000, Executive Vice President, Strategic Development of Cendant Corporation from April 1998 until January 2000, and Senior Vice President, Acquisitions of Cendant Corporation from December 1998 to March 1998. Mr. Katz was Senior Vice President, Acquisitions of HFS Incorporated, a predecessor of Cendant Corporation, from January 1996 to April 1998. From June 1993 to December 1995, Mr. Katz was Vice President of Dickstein Partners Inc., a private investment firm. Mr. Katz is a director NRT Incorporated. Mr. Katz received his B.A. in Economics from Columbia University in 1986.

   David L. Moore has served as one of our directors since April 2001. Since March of 1997, he has been Chairman of Sonostar Ventures, LLC, an investment and venture capital firm. From 1998 through December 2000 he was chairman of Paradigm Direct, LLC, a direct marketing firm specializing in customer acquisition in the telecommunications, wireless and credit card industries. Over the past ten years, Mr. Moore has been Chairman and Chief Executive Officer of Garden State Brickface, Inc., a leading New York metropolitan area residential and commercial remodeling firm and Chairman of US Remodelers, Inc., the country's largest direct marketer of kitchen cabinet refacing. He also serves on the boards of a number of privately-held companies and charitable organizations. Mr. Moore received his BA in Economics from Amherst College and his MBA from Harvard University.

     Guy Naggar has served as one of our directors since November 1994. Mr. Naggar has been Chairman of Dawnay, Day & Co. Limited, a U.K. investment bank, since 1981. Mr. Naggar has also been the Chairman of Delyn Group Plc, a U.K. listed company, since March 1998. Immediately prior to becoming Chairman of Dawnay, Day & Co. Limited, Mr. Naggar was a Director of the Charterhouse Group Limited and of its subsidiary, Charterhouse Japhet Limited. Mr. Naggar sits on various other private company boards.

                  INFORMATION CONCERNING DIRECTOR COMPENSATION

           AND MEETINGS OF THE BOARD OF DIRECTORS AND BOARD COMMITTEES

     As compensation for service as director, each non-employee director receives cash compensation and discretionary stock option grants. The annual cash compensation to each non-employee director is $15,000 plus out of pocket expenses payable quarterly. Pursuant to the Company's 2000 Stock Incentive Plan (the "2000 Plan"), discretionary stock option grants can be made to the members of the Board. The following options were granted to each of the directors in 2000:


             Director          Date                   Options         Exercise     Vesting
                                                      Granted          Price       Period
          David Cicurel      August 25, 2000          10,000           $2.50      3 years
          Martin Franklin    June 22, 2000            50,000           $2.50      3 years
          Samuel Katz        June 22, 2000            10,000           $2.50      3 years
          Guy Naggar         August 25, 2000          10,000           $2.50      3 years


     The Board of Directors held four meetings during 2000, and each director attended at least 75% of the aggregate of such meetings of the Board and all committees of the Board on which he served.


Committees of the Board of Directors

     The Board of Directors has established an Audit Committee consisting of David Cicurel, Martin Franklin and Samuel L. Katz. Mr. Franklin serves as the chairman of the committee. The Audit Committee is responsible for recommending to the Board of Directors the appointment of the Company's outside auditors, examining the results of audits, reviewing internal accounting controls and reviewing related party transactions. The Audit Committee held four meetings in 2000.

     The Board of Directors has also established a Compensation Committee consisting of David Cicurel, Martin Franklin and Samuel Katz. Mr. Franklin serves as chairman of the committee. The Compensation Committee held one meeting in 2000. The Company does not have a nominating committee or a committee serving a similar purpose.

Compensation Committee Interlocks and Insider Participation

     No person serving on the Compensation Committee at any time during fiscal year 2000 was a present or former officer or employee of the Company or any of its subsidiaries. During fiscal year 2000, no executive officer of the Company served as a member of the board of directors or compensation committee (or other board committee performing equivalent functions) of another entity, in which any executive officer served on the Company's Board of Directors or Compensation Committee.

ITEM 11.  EXECUTIVE COMPENSATION

     The table below sets forth certain compensation information for the fiscal years ended December 30, 2000, January 1, 2000 and January 2, 1999, with respect to the Company's Chief Executive Officer and those other executive officers of the Company who were the most highly paid for fiscal 2000.

                           SUMMARY COMPENSATION TABLE

                                                                                                      Long-Term
                                                                       Annual Compensation           Compensation
                                                                     ----------------------          ------------
                                                                                                      Securities
                                                 Fiscal                                               Underlying
     Name and Principal Positions                 Year          Salary ($)        Bonus ($)            Options
     ----------------------------                 ----          ----------        ---------            -------
Joseph Grabowski............................      2000           $189,955   (1)      --                250,000   (2)
   Chief Executive Officer
   And President (1)

Thomas K. McCain............................      2000           $175,052         $ 25,000              20,000   (2)
     Senior Vice President/Chief                  1999           $ 83,153   (3)      --                 50,000   (4)
     Financial Officer (3)

Steven L. Bock..............................      2000           $169,245         $500,000  (5)          --
     Chairman, Chief Executive Officer            1999           $302,872            --                  --
     and President (5)                            1998           $300,678            --                  --

1) Mr. Grabowski commenced employment with the Company on May 8, 2000 as President. On July 1, 2000, Mr. Grabowski assumed the role of Chief Executive Officer upon the resignation of his predecessor, Steven L. Bock.

2) Represents shares underlying options under the 2000 Plan granted in June 2000 at an exercise price of $2.50 per share, which become exercisable over a three-year period.

3) Mr. McCain commenced employment with the Company on June 21, 1999 as the Senior Vice President and Chief Financial Officer. He replaced Mr. J. William Heise who resigned from the Company in June 1999.

4) Represents shares underlying options under the 1996 Plan granted in June 1999 at an exercise price of $6.50 per share, which become exercisable over a five-year period.

5) Mr. Bock resigned from his position as President on May 7, 2000 and as Chief Executive Officer on June 30, 2000. As part of the Second Amendment to his employment agreement with the Company, Mr. Bock received a one-year severance of $325,000 and "stay bonuses" of $175,000.

Option Grants in Last Fiscal Year

     The following table sets forth information regarding options granted during fiscal 2000 to the Chief Executive Officer and the Company's other most highly compensated executive officers. In accordance with the rules of the Commission, the table sets forth the hypothetical gains or "option spreads" that would exist for the options at the end of their terms. These gains are based on assumed rates of annual compound stock price appreciation of the Company's Common Stock of 5% and 10% of the exercise price from the date the options were granted to the end of the option terms.

                                                                                                  Potential Realizable
                                    Individual     Percentage                                       Value at Assumed
                                      Grants        of Total                                         Annual Rates of
                                    Number of       Options                                            Stock Price
                                    Securities     Granted to    Exercise                           Appreciation for
                                    Underlying     Employees      Price                                Option Term
                                     Options       in Fiscal       Per        Expiration               -----------
Name                               Granted (#)        2000        Share          Date             5%                10%
----                               -----------        ----        -----          ----             --                ---
Joseph Grabowski                    250,000 (1)      72.99%       $2.50         6/22/10         $393,059          $996,089
Thomas K. McCain                     20,000 (1)       5.84%       $2.50         6/22/10         $ 31,445          $ 79,687

(1) On June 22, 2000, grants of 250,000 and 20,000 stock options under the 2000 Plan at an exercise price of $2.50 per share were made to Joseph Grabowski and Thomas McCain, respectively. As of June 22, 2000, the fair market value of the Company's common stock was $2.50 per share. No other grants of stock options were made to any other of the Company's named executive officers in the last fiscal year.

Aggregated Option Exercises And Year End Option Values

     The following table sets forth information as to options exercised during the fiscal year ended December 30, 2000, and unexercised options held at the end of such fiscal year, by the individuals listed in the Summary Compensation Table.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR END OPTION VALUES

                                                              Number of Shares Underlying            Value of Unexercised
                                                                      Unexercised                    In-the-Money Options
                                                             Options at December 30, 2000        at December 30, 2000 ($)(1)
                                                            ------------------------------      -----------------------------
                                 Shares
                              Acquired on      Value
Name                            Exercise      Realized      Exercisable      Unexercisable      Exercisable     Unexercisable
----                            --------      --------      -----------      -------------      -----------     -------------
Joseph Grabowski (2)              --             --             --              250,000          $   --            $  --
Thomas K. McCain (3)              --             --             --               20,000              --               --
Thomas K. McCain (4)              --             --           10,000             40,000              --               --
Steven L. Bock (5)                --             --          310,226               --              525,151            --
Steven L. Bock (5)                --             --           75,000               --                --               --

(1) Value is based on the closing sale price of $2.00 per share of the Common Stock as of December 29, 2000 (the last trading date during fiscal year 2000) minus the exercise price.

(2) Mr. Grabowski commenced employment with the Company on May 8, 2000 as President. On July 1, 2000, Mr. Grabowski assumed the role of Chief Executive Officer upon the resignation of his predecessor, Steven L. Bock. Represents shares underlying options under the 2000 Plan granted in June 2000 at an exercise price of $2.50 per share, which become exercisable over a three-year period.

(3) Represents shares underlying options under the 2000 Plan granted in June 2000 at an exercise price of $2.50 per share, which become exercisable over a three-year period.

(4) Represents shares underlying options granted under the 1996 Plan in June 1999 at an exercise price of $6.50 per share, which become exercisable over a five-year period.

(5) Mr. Bock resigned from his position as President on May 7, 2000 and as Chief Executive Officer on June 30, 2000. As part of the Second Amendment to his employment agreement with the Company, Mr. Bock's stock options listed above became fully vested. The 310,226 stock options represent shares underlying options granted under a non-qualified stock option plan at an exercise price of $0.3072 per share. The 75,000 stock options represent shares underlying options granted under the 1996 Plan at an exercise price of $5.33 per share.

Employment Agreements

     Employment and Bonus Agreements -- On May 9, 2000, the Company announced the appointment of Joseph J. Grabowski as president of the Company effective as of May 8, 2000. On July 1, 2000, Mr. Grabowski assumed the title of CEO, replacing Steven L. Bock whose resignation was effective June 30, 2000.

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

Section 16(a) Beneficial Ownership Reporting Compliance

     Under Section 16(a) of the Securities Exchange Act of 1934, as amended, the Company's directors and certain of its officers and persons holding more than ten percent of the Company's Common Stock are required to report their ownership of the Common Stock and any changes in such ownership to the Securities and Exchange Commission and the Company. Based on the Company's review of copies of such reports, no untimely reports were made during the fiscal year ended December 30, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table and footnotes sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of April 23, 2001, by:
(i) each person known by the Company to own beneficially five per cent or more of the Common Stock, (ii) each of the Company's directors, (iii) each of the executive officers named in the Summary Compensation Table and (iv) all directors and executive officers as a group. The Company believes that each of the beneficial owners of the Common Stock listed in the table, based on information furnished by such owner, has sole investment and voting power with respect to such shares, except as may be otherwise noted in the footnotes hereto. Unless otherwise indicated, the address of each person named in the table below is c/o Specialty Catalog Corp., 21 Bristol Drive, South Easton, MA 02375.

                                                            Number of Shares
                                                              Beneficially
              Name                                               Owned            Percentage (1)
              ----                                               -----            --------------
              Joseph Grabowski...........................      94,333 (2)               2.13%

              Thomas K. McCain...........................      38,267 (3)                   *

              David E. Cicurel...........................      42,611 (4)                   *
                 David Cicurel Investments Limited
                 14 New Burlington Street
                 London, England W1X 1FF

              Martin E. Franklin.........................     368,955 (5)               8.46%
                 Marlin Holdings, LLC
                 555 Theodore Fremd Avenue
                 Rye, New York 10580

              Samuel L. Katz.............................      98,009 (6)               2.26%
                 Cendant Corporation
                 9 West 57/th/ Street
                 New York, New York 10019

             David L. Moore.............................            0                      *
                 Sonostar Ventures, LLC
                 2 Executive Drive, Suite 900
                 Fort Lee, NJ 07024

              Guy Naggar.................................     405,767 (7)               9.35%
                 Dawnay, Day & Co., Ltd.
                 15 Grosvenor Gardens
                 London, England SW1W 0BD

              Steven L. Bock.............................     425,160 (8)               9.00%
                 10 Graystone Lane
                  Weston, MA 02193

              Golub Associates Inc.......................     602,689 (9)              13.89%
                 555 Madison Ave. 30/th/ Floor
                 New York, New York 10022

              Alexander Enterprise Holding Corp..........     249,400 (10)              5.75%
                 499 Park Avenue
                 New York, New York 10022

                                                                             Number of Shares
                                                                              Beneficially
        Name                                                                     Owned            Percentage (1)
        ----                                                                     -----            --------------
        Marion Naggar's Children Settlement Trust.................            733,966 (11)              16.92%
           Abacus (CI) Limited. ..................................            733,966 (11)              16.92%
           Abacus Trustees (Jersey) Limited.......................            733,966 (11)              16.92%
           First Global Holdings Limited..........................            244,655 (11)               5.64%
              Geneva Place, 2/nd/ Floor
              Wickham's Cay
              Road Town
              Tortola
              British Virgin Islands
           Oracle Investments & Holdings Limited..................            244,656 (11)               5.64%
              Geneva Place, 2/nd/ Floor
              Wickham's Cay
              Road Town
              Tortola
              British Virgin Islands
           Ionic Holdings LDC.....................................            244,655 (11)               5.64%
              Butterfield House
              Fort Street
              Box 219
              George Town, Grand Cayman
              Cayman Islands

        Wynnefield Partners Small Cap Value, L.P. ................            550,699 (12)              12.70%
              450 Seventh Avenue, Suite 509
              New York, New York 10123
           Wynnefield Partners Small Cap Value, L.P.I..............           244,550 (12)               5.64%
              450 Seventh Avenue, Suite 509
              New York, New York 10123
           Wynnefield Small Cap Value Offshore
              Fund, Ltd. .........................................            102,600 (12)               2.37%
              450 Seventh Avenue, Suite 509
              New York, New York 10123

        All executive officers and directors as a group (7
        persons)..................................................          1,047,942 (13)              23.38%

        * Indicates less than 1%

(1) Applicable percentage of ownership is based upon 4,337,886 shares outstanding. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (the "Commission") and generally includes voting and investment power with respect to securities. Shares of Common Stock issued upon the exercise of options and warrants currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for computing the percentage ownership of any other person.

(2) Includes 83,333 shares of Common Stock underlying stock options under the 2000 Stock Incentive Plan (the "2000 Plan") that are exercisable June 22, 2001 at a price of $2.50 per share.

(3) Includes 6,667 shares of Common Stock underlying stock options under the 2000 Plan that are exercisable June 22, 2001 at a price of $2.50 per share. Includes 20,000 shares of Common Stock underlying stock options under the 1996 Stock Incentive Plan (the "1996 Plan") that are exercisable June 21, 2001 at a price of $6.50 per share. Includes 1,600 shares held in trust for Mr. McCain's son, with respect to which he disclaims beneficial ownership.

(4) Includes 2,500 shares of Common Stock underlying stock options under the 1996 Plan that are exercisable at a price of $6.50 per share.

(5) Includes 16,667 shares of Common Stock underlying stock options under the 2000 Plan that are exercisable June 22, 2001 at a price of $2.50 per share. Includes 4,100 shares of Common Stock underlying stock options issued under the 1996 Plan that are exercisable at a price of $6.50 per share. Includes 15,000 shares held in trust for Mr. Franklin's minor children, with respect to which he disclaims beneficial ownership.

(6) Includes 3,333 shares of Common Stock underlying stock options under the 2000 Plan that are exercisable June 22, 2001 at a price of $2.50 per share. Includes 4,100 shares of Common Stock underlying stock options issued under the 1996 Plan that are exercisable at a price of $6.50 per share.

(7) Includes 4,100 shares of Common Stock underlying stock options issued under the 1996 Plan that are exercisable at a price of $6.50 per share.

(8) Includes 310,226 shares of Common Stock underlying stock options which became exercisable upon the consummation of the Company's initial public offering at a price of $0.3072 per share; and 75,000 shares of Common Stock underlying stock options which became exercisable upon his termination from the Company at a price of $5.33 per share.

(9) LEG Partners III SBIC, L.P. ("LEG Partners") beneficially owns the 602,689 shares. Golub Associates, Inc. ("GAI") provides administrative and operational services to LEG Partners. Golub PS-GP, LLC is the general partner of LEG Partners. Lawrence E. Golub is the managing member of Golub PS-GP, LLC and the president of GAI. Each of LEG Partners, Golub PS-GP, LLC and Lawrence E. Golub may be deemed the beneficial owner of the 602,689 shares.

(10) Nicolas Berggruen, in his capacity as investment advisor, may be deemed to beneficially own 249,400 shares which are held of record by Alexander Enterprise Holding Corp., a British Virgin Islands corporation. Alexander Enterprise Holding Corp. has the right to receive, or the power to direct the receipt of, dividends from, or the proceeds from the sale of, such securities.


(11) Of the 733,966 total shares reported as beneficially owned by the Marion Naggar's Children Settlement Trust (the "Trust"), First Global Holdings Ltd. ("First Global") owns beneficially 244,655 of such shares, Oracle Investments & Holdings Ltd. ("Oracle") owns beneficially 244,656 of such shares and Ionic Holdings LDC ("Ionic") owns beneficially 244,655 of such shares. Marion Naggar is the spouse of Guy Naggar, a director and beneficial shareholder of the Company. The Trust is the sole shareholder of each of Oracle, First Global and Ionic. Abacus (CI) Limited and Abacus Trustees (Jersey) Limited are the trustees of the Trust, and share power over the activities of the Trust. Abacus (CI) Limited and Abacus Trustees (Jersey) Limited have no direct voting or dispositive power over shares held by the Trust, but have the power to direct the Trust to appoint directors of Oracle, First Global and Ionic and accordingly may be deemed to be the beneficial owners of shares owned by each of Oracle, First Global and Ionic. Abacus (CI) Limited and Abacus Trustees (Jersey) Limited serve as trustees in a fiduciary capacity and disclaim any beneficial ownership over any shares held by the Trust. First Global Holdings Limited disclaims beneficial ownership of the 244,656 shares owned by Oracle Investments & Holdings Limited and the 244,655 shares owned by Ionic Holdings LDC. Oracle Investments & Holdings Limited disclaims beneficial ownership of the 244,655 shares owned by First Global Holdings Limited and the 244,655 shares owned by Ionic Holdings LDC. Ionic Holdings LDC disclaims beneficial ownership of the 244,655 shares owned by First Global Holdings Limited and the 244,656 shares owned by Oracle Investments & Holdings Limited.

(12) Wynnefield Partners Small Cap Value L.P. ("WPLP"), in its capacity as investment adviser, may be deemed to beneficially own 203,549 shares that are held of record by clients of WPLP. Those clients have the right to receive, or the power to direct the receipt of, dividends from, or the proceeds from the sale of, such securities. Wynnefield Partners Small Cap Value L.P.I. ("WPLPI"), in its capacity as investment adviser, may be deemed to beneficially own 244,560 shares that are held of record by clients of WPLPI. Those clients have the right to receive, or the power to direct the receipt of, dividends from, or the proceeds from the sale of, such securities. Wynnefield Small Cap Offshore Fund Ltd. ("WOFL"), in its capacity as investment adviser, may be deemed to beneficially own 102,600 shares that are held of record by clients of WOFL. Those clients have the right to receive, or the power to direct the receipt of, dividends from, or the proceeds from the sale of, such securities. WPLP disclaims beneficial ownership of the 244,560 shares and 102,600 shares that may be deemed to be beneficially owned by WPLPI and WOFL, respectively. WPLPI disclaims beneficial ownership of the 203,549 shares and 102,600 shares which may be deemed to be beneficially owned by WPLP and WOFL, respectively. WOFL disclaims beneficial ownership of the 203,549 shares and 244,560 shares which may be deemed to be beneficially owned by WPLP and WPLPI, respectively.

(13) Includes 144,801 shares of Common Stock underlying stock options that are currently exercisable.

      The Company is not aware of any material proceedings to which any director, executive officer or affiliate of the Company or any security holder, including any owner of record or beneficially of more than 5% of any class of the Company's voting securities, is a party adverse to the Company or has a material interest adverse to the Company.

      The Company is not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Company, to which any director or officer of the Company is a party or of which any of their property is the subject.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Note Receivable

      On June 21, 1999, the Company made an interest free loan to Thomas McCain, the Company's Senior Vice President and Chief Financial Officer, in the aggregate amount of $172,000 related to relocation costs and moving expenses. The Company will forgive the loan on the third anniversary of his start date with the Company. If Mr. McCain leaves the Company prior to the end of such three-year period, or if his employment is terminated for cause prior to the end of such three-year period, then he must repay the loan in full upon such termination of employment with the Company.

Engagement of Marlin Holdings, LLC

      On February 16, 2001, pursuant to an agreement, the Company has engaged Marlin Holdings, LLC ("Marlin") to assist the Company with the structure, financing and coordination of any management buyout or other privatization transaction. The agreement with Marlin provides for reimbursement of expenses incurred by Marlin on any such endeavors, and payment of $250,000 upon closing of a transaction, subject to downward adjustment as provided in the agreement. Martin Franklin, a director of the Company, is Chairman and Chief Executive Officer of Marlin.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  1.   FINANCIAL STATEMENTS

               The financial statements are listed and included under Part II,
               Item 8 of this Report.

          2.   FINANCIAL STATEMENT SCHEDULE

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                            Column A         Column B         Column C         Column D        Column E
                                            --------         --------         --------         --------        --------
                                                                     Additions
                                                                     ---------
                                           Balance at       Charged to         Charged                          Balance
                                           beginning         costs and        to other                          at end
               Description                 of period         expenses         accounts        Deductions       of period
               -----------                 ---------         --------         --------        ----------       ---------
Year ended December 30, 2000:
   Allowance for doubtful accounts.......     $116,198         $ 21,372     $       --        $   97,779         $ 39,791
   Accrued restructuring charge..........     $ 27,091         $     --     $       --        $   27,091         $     --
   Reserve for returns...................     $701,385         $     --     $7,966,567        $8,309,098         $358,854
Year ended January 1, 2000:
   Allowance for doubtful accounts.......     $ 65,621         $ 67,005     $       --        $   16,428         $116,198
   Accrued restructuring charge..........     $ 99,301         $730,000     $       --        $  802,210         $ 27,091
   Reserve for returns...................     $452,635         $     --     $9,782,865        $9,534,115         $701,385
Year ended January 2, 1999:
   Allowance for doubtful accounts.......     $ 79,500         $ 17,000     $       --        $   30,879         $ 65,621
   Accrued restructuring charge..........     $     --         $469,558     $       --        $  370,257         $ 99,301
   Reserve for returns...................     $730,958         $     --     $7,625,322        $7,903,645         $452,635

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

      10.3 Amended and Restated Senior Credit Facilities dated December 27, 2000 between Fleet National Bank and the Registrant, Filed as Exhibit 10.3 to Specialty Catalog Corp.'s Form 10-K, dated March 30, 2001, File No. 0-21499.
      10.4 2000 Stock Incentive Plan. Filed as Appendix A to Specialty Catalog Corp.'s Proxy Statement for its 2000 Annual Meeting.
      10.5 1996 Stock Option Plan. Filed as Exhibit 10.01 to Specialty Catalog Corp.'s Form S-1, File No. 333-10793.
      10.6 Employment Agreement dated as of October 4, 1996 between the Registrant and Steven L. Bock. Filed as Exhibit 10.02 to Specialty Catalog Corp.'s Form S-1, File No. 333-10793.
      10.7 First Amendment to Employment Agreement dated as of June 24, 1999 between the Registrant and Steven L. Bock, Filed as
                 Exhibit 10.17 to Specialty Catalog Corp.'s Form 10-K, dated March 28, 2000, File No. 0-21499.
      10.8 Second Amendment to Employment Agreement dated as of December 2, 1999 between the Registrant and Steven L. Bock, Filed as
                 Exhibit 10.18 to Specialty Catalog Corp.'s Form 10-K, dated March 28, 2000, File No. 0-21499.
      10.9 Lease dated July 10, 1985 between Simon D. Young, Trustee of the Sandpy Realty Trust, ("Trustee"), and SC Corporation (f/k/a Wigs by Paula) for premises located at 21 Bristol Drive, South Easton, MA. Filed as Exhibit 10.18 to Specialty Catalog Corp.'s Form S-1, File No. 333-10793.
      10.10 First Amendment of Lease, dated March 15, 1986, between the Trustee and SC Corporation. Filed as Exhibit 10.19 to Specialty Catalog Corp.'s Form S-1, File No. 333-10793.
      10.11 Second Amendment to Lease, dated March 1, 1989, between the Trustee and SC Corporation. Filed as Exhibit 10.20 to Specialty Catalog Corp.'s Form S-1, File No. 333-10793.
      10.12 Third Amendment to Lease, dated October 22, 1993 between the Trustee and SC Corporation. Filed as Exhibit 10.21 to Specialty Catalog Corp.'s Form S-1, File No. 333-10793.
      10.13 Fourth Amendment to Lease, dated November 26, 1997 between the Trustee and SC Corporation. Filed as Exhibit 10.41 to Specialty Catalog Corp.'s Form 10-K, dated March 26, 1998, File No. 0-21499.
      10.14 Supplemental Defined Contribution Plan. Filed as Exhibit 10.31 to Specialty Catalog Corp.'s Form S-1, File No. 333-10793.
      10.15 Net Building Lease dated March 7, 1997 between Campanelli Investment Properties and the Registrant for premises located at 128 Campanelli Industrial Drive, Brockton, MA. Filed as
                 Exhibit 10.36 to Specialty Catalog Corp.'s Form 10-K, dated March 27, 1997, File No. 0-21499.
      10.16 Engagement letter dated February 16, 2001 between Marlin Holdings, LLC and the Company, Filed herewith.
      21.1       Subsidiaries of the Registrant, Filed herewith.
      23.1       Consent of Deloitte & Touche LLP, Filed herewith.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         SPECIALTY CATALOG CORP.

     Date: April 27, 2001                By: /s/ Joseph Grabowski
                                             ---------------------
                                             Joseph Grabowski
                                             President and
                                             Chief Executive Officer

     Date: April 27, 2001                By: /s/ Thomas McCain
                                             -----------------
                                             Thomas McCain
                                             Senior Vice President and
                                             Chief Financial Officer

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

            Signatures                                  Title                                  Date
            ----------                                  -----                                  ----
      /s/ Joseph Grabowski          President and Chief Executive Officer (Principal        April 27, 2001
      ---------------------
         Joseph Grabowski           Executive Officer)

        /s/ Thomas McCain           Senior Vice President and Chief Financial               April 27, 2001
        ------------------
          Thomas McCain             Officer (Principal Financial and Accounting
                                    Officer)

     /s/ Martin E. Franklin         Director                                                April 27, 2001
     -----------------------
        Martin E. Franklin

        /s/ David Cicurel           Director                                                April 27, 2001
        ------------------
          David Cicurel

       /s/ Samuel L. Katz           Director                                                April 27, 2001
       -------------------
          Samuel L. Katz

         /s/ David L. Moore         Director                                                April 27, 2001
         ------------------
           David L. Moore

         /s/ Guy Naggar             Director                                                April 27, 2001
         ---------------
            Guy Naggar