Form 10-Q
period 2001-03-31
SPECIALTY CATALOG CORP
filed 2001-05-15
CIK 1020897

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION


                            WASHINGTON, D.C.   20549

                            -----------------------

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the period ended March 31, 2001

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission file number 0-21499

                               -----------------

                            SPECIALTY CATALOG CORP.
             (Exact Name of Registrant as Specified in Its Charter)

                DELAWARE                                    04-3253301
      (State or other jurisdiction                        (IRS Employer
    of incorporation or organization)                   Identification No.)

            21 BRISTOL DRIVE
       SOUTH EASTON, MASSACHUSETTS                             02375
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

     Number of shares of the Registrant's Common Stock outstanding as of May 7, 2001: 4,337,886.

================================================================================

                            SPECIALTY CATALOG CORP.

                                     INDEX

                         PART I.  FINANCIAL STATEMENTS

                                                                                                         Page No.
                                                                                                         --------
Item 1.      Condensed Consolidated Financial Statements as of March 31, 2001, December 30, 2000 and
             April 1, 2000, and for the Three Months Ended March 31, 2001 and April 1, 2000

             Condensed Consolidated Statements of Operations                                                 3

             Condensed Consolidated Balance Sheets                                                           4

             Condensed Consolidated Statements of Cash Flows                                                 5

             Notes to Condensed Consolidated Financial Statements                                            6

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations
                                                                                                            10


                          PART II.  OTHER INFORMATION



Item 5.      Other Information                                                                              12

Item 6.      Exhibits and Reports on Form 8-K                                                               13

             Signatures                                                                                     14

PART I.  FINANCIAL STATEMENTS
Item 1.  Condensed Consolidated Financial Statements

                            SPECIALTY CATALOG CORP.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                                         Thirteen Weeks Ended
                                                                  March 31, 2001        April 1, 2000
                                                                  --------------        -------------
Revenues:
   Net sales....................................................    $14,268,773           $13,881,753
   Shipping & handling income...................................      2,249,472             2,111,642
   Royalties....................................................         24,002                81,547
                                                                    -----------           -----------
Total revenues..................................................     16,542,247            16,074,942
Cost of sales (including buying, occupancy and order
    fulfillment costs)..........................................      6,247,217             5,830,139
                                                                    -----------           -----------
Gross profit....................................................     10,295,030            10,244,803
Operating expenses..............................................      8,914,602             9,696,292
Depreciation and amortization...................................        450,156               399,701
                                                                    -----------           -----------
Income from operations..........................................        930,272               148,810
Interest expense, net...........................................        263,320               215,999
                                                                    -----------           -----------
Income (loss) before income taxes...............................        666,952               (67,189)
Income tax provision (benefit)..................................        273,450               (27,560)
                                                                    -----------           -----------
Net income (loss)...............................................        393,502               (39,629)
Other comprehensive income (loss)...............................       (153,807)                4,667
                                                                    -----------           -----------
Comprehensive income (loss).....................................    $   239,695           $   (34,962)
                                                                    ===========           ===========
Earnings per share - Basic EPS:
      Net income (loss) per share...............................    $      0.09           $     (0.01)
                                                                    ===========           ===========
      Weighted average shares outstanding.......................      4,337,886             4,351,386
                                                                    ===========           ===========
Earnings per share - Diluted EPS:
      Net income (loss) per share...............................    $      0.09           $     (0.01)
                                                                    ===========           ===========
      Weighted average shares outstanding.......................      4,497,058             4,351,386
                                                                    ===========           ===========

           See notes to condensed consolidated financial statements.

                            SPECIALTY CATALOG CORP.
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                        March 31,         December 30,         April 1,
                                                                          2001                2000               2000
                                                                       -----------        -----------        -----------
                                                                       (unaudited)         (audited)         (unaudited)
                              Assets
Current assets:
      Cash and cash equivalents.................................       $   966,761        $   435,276        $   202,181
      Accounts receivable, net..................................         1,467,596          1,521,469          1,545,581
      Inventories...............................................         4,501,032          5,324,460          5,178,285
      Prepaid expenses..........................................         3,744,918          3,561,311          4,815,705
                                                                       -----------        -----------        -----------
                Total current assets............................        10,680,307         10,842,516         11,741,752
                                                                       -----------        -----------        -----------
Property, plant and equipment, net..............................         4,254,857          4,391,445          4,458,544
Intangible assets, net..........................................         4,135,838          3,942,508          4,413,270
Deferred income taxes...........................................         4,143,688          4,273,287          4,463,318
Other assets....................................................           317,963            253,748            188,190
                                                                       -----------        -----------        -----------
                Total assets....................................       $23,532,653        $23,703,504        $25,265,074
                                                                       ===========        ===========        ===========

                 Liabilities and Shareholders' Equity
Current liabilities:
      Accounts payable and accrued expenses.....................       $ 4,677,119        $ 3,656,757        $ 5,790,498
      Liabilities to customers..................................         1,196,805            925,888          1,667,366
      Short-term borrowings.....................................                --            788,100          4,744,824
      Income taxes payable......................................           397,180            376,914            500,944
      Current portion of long-term debt.........................         1,800,000          1,800,000          2,369,706
                                                                       -----------        -----------        -----------
                Total current liabilities.......................         8,071,104          7,547,659         15,073,338
                                                                       -----------        -----------        -----------
Long-term debt..................................................         6,300,000          7,200,000          2,140,824
Other long-term liabilities.....................................           193,938            227,929            346,943
Commitments and contingencies
Shareholders' equity:
        Common stock............................................            52,397             52,397             52,397
        Additional paid-in capital..............................        16,159,570         16,159,570         16,159,570
        Accumulated other comprehensive loss....................          (292,757)          (138,950)           (46,583)
        Accumulated deficit.....................................        (4,084,421)        (4,477,923)        (5,629,683)
                                                                       -----------        -----------        -----------
                                                                        11,834,789         11,595,094         10,535,701
        Less treasury stock, at cost, 901,888 shares at
         March 31, 2001 and December 30, 2000, and 888,388
         shares at April 1, 2000................................        (2,867,178)        (2,867,178)        (2,831,732)
                                                                       -----------        -----------        -----------
                Total shareholders' equity......................         8,967,611          8,727,916          7,703,969
                                                                       -----------        -----------        -----------
                Total liabilities and shareholders' equity......       $23,532,653        $23,703,504        $25,265,074
                                                                       ===========        ===========        ===========

           See notes to condensed consolidated financial statements.

                            SPECIALTY CATALOG CORP.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                         Thirteen weeks ended
                                                                  March 31, 2001        April 1, 2000
                                                                  --------------        -------------
Cash flows from operating activities:
Net income (loss)...............................................   $   393,502           $   (39,629)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization...............................       450,156               399,701
    Deferred income taxes.......................................       139,399              (121,358)
    Changes in operating assets and liabilities:
     Accounts receivable, net...................................        32,475              (343,966)
     Inventories................................................       784,622               435,630
     Prepaid expenses...........................................      (189,790)             (804,610)
     Other assets...............................................       (75,737)               22,701
     Accounts payable and accrued expenses......................     1,056,067             1,540,923
     Liabilities to customers...................................       270,917               498,110
     Income taxes payable.......................................        26,378                55,213
     Other long-term liabilities................................        (8,334)               (4,167)
                                                                   -----------           -----------
Net cash provided by operating activities.......................     2,879,655             1,638,548
                                                                   -----------           -----------
Cash flows from investing activities:
     Acquisitions, net of cash acquired and liabilities
      assumed...................................................      (436,560)                   --
      Purchases of property, plant and equipment................      (218,813)             (432,684)
                                                                   -----------           -----------
Net cash used in investing activities...........................      (655,373)             (432,684)
                                                                   -----------           -----------
Cash flows from financing activities:
       Repayments on short-term borrowings, net.................      (788,100)           (1,632,871)
       Repayments of long-term debt.............................      (900,000)             (500,000)
       Repayments of capital lease obligations..................       (25,657)              (26,765)
                                                                   -----------           -----------
Net cash used in financing activities...........................    (1,713,757)           (2,159,636)
                                                                   -----------           -----------
Effect of exchange rate changes on cash and cash equivalents....        20,960                19,106
                                                                   -----------           -----------
Increase (decrease) in cash and cash equivalents................       531,485              (934,666)
Cash and cash equivalents, beginning of year....................       435,276             1,136,847
                                                                   -----------           -----------
Cash and cash equivalents, end of year..........................   $   966,761           $   202,181
                                                                   ===========           ===========

Supplemental disclosures of cash flow information:

    During the thirteen weeks ended April 1, 2000, the Company received federal income tax refunds of $320,000.


           See notes to condensed consolidated financial statements.

                            SPECIALTY CATALOG CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1.  Basis of Presentation

    These unaudited condensed consolidated financial statements should be read in conjunction with the Form 10-K of Specialty Catalog Corp. (the "Company") for the fiscal year ended December 30, 2000, and the consolidated financial statements and footnotes included therein. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. The results of operations for the thirteen weeks ended March 31, 2001 are not necessarily indicative of the results for the entire fiscal year ending December 29, 2001.

    The condensed consolidated financial statements for the thirteen weeks ended March 31, 2001 and April 1, 2000 are unaudited but include, in the Company's opinion, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results for the periods presented.

2.  Accounting Policies

    The accounting policies underlying the condensed consolidated financial statements are those set forth in Note 1 of the consolidated financial statements included in the Company's Form 10-K for the year ended December 30, 2000.

    Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS No. 133 effective December 31, 2000. The adoption of SFAS No. 133 has not had a significant impact on the financial position, results of operations, or cash flows of the Company.

    On January 19, 2001, the Company and Fleet National Bank, N.A. (the "Bank") entered into an Interest Rate Swap Agreement based on a notional principal balance of $4.5 million. Under the interest rate swap agreement, the Company receives quarterly LIBOR-based interest rate payments from the Bank, and pays interest quarterly at a fixed rate of 5.57% to the Bank, plus a borrowing margin to the Bank. These interest rate payments are settled net with the Bank. The agreement is effective for a period of two years and terminates on January 19, 2003.

    The interest rate swap is recorded at its fair value. At March 31, 2001, the fair value of the swap represents a loss to the Company of $47,000. This loss is recorded as a component of interest expense, net in the condensed consolidated statement of operations for the thirteen weeks ended March 31, 2001.

    Certain amounts in the 2000 financial statements have been reclassified to conform to the 2001 presentation.

                            SPECIALTY CATALOG CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (unaudited)

3.  Reconciliation of Basic and Diluted Earnings per Share

    The following table (in thousands) shows the amounts used in computing basic and diluted earnings per share for net income (loss) and the effects of potentially dilutive options on the weighted average number of shares outstanding.

                                                          For the thirteen weeks ended
                                                        March 31, 2001      April 1, 2000
                                                      ------------------  -----------------
                                                      Net Income  Shares  Net Loss   Shares
                                                      ----------  ------  ---------  ------
Basic earnings (loss) per share                          $394     4,338     $(40)    4,351
Effect of dilutive options                                 --       159       --        --
                                                         ----     -----     ----     -----
Diluted earnings (loss) per share                        $394     4,497     $(40)    4,351
                                                         ====     =====     ====     =====

    Options to purchase 887,951 shares of common stock ranging from $2.50 to $7.15 per share were not included in computing diluted EPS for the thirteen weeks ended March 31, 2001 because their effects were antidilutive. Options to purchase 953,477 shares of common stock ranging from $0.31 to $7.15 per share were not included in computing diluted EPS for the thirteen weeks ended April 1, 2000 because their effects were antidilutive.

4.  Acquisition

    On January 29, 2001, the Company's British subsidiary, Daxbourne International Limited, acquired the women's wig and hairpiece business of the Company's former British licensee. The licensee had been the exclusive British licensee of the Company's Paula Young brand of women's wigs and hairpieces since 1994. During the term of the license agreement the licensee developed and circulated the Paula Young Fashion Wigs catalog using the merchandising and
               ------------------------
creative resources of the Company, thereby establishing Paula Young as a preeminent brand in Britain with a loyal customer following.

    The purchase price includes (i) an initial fixed payment of approximately $254,000 on the closing date of the transaction, (ii) a fixed payment of approximately $36,000 due at the beginning of each of fiscal years 2002 and 2003 and (iii) a minimum royalty fee of approximately $73,000 per year due on March 31, 2002 and March 31, 2003, offset by the fixed payments in part (ii). The acquisition agreement also provides for the termination of the 1994 license agreement and transfer of the assets of the Paula Young Fashion Wigs catalog
                                            ------------------------
business to Daxbourne. Daxbourne's catalog division will now circulate both catalogs -- continuing to circulate its Jacqueline Collection catalog and the
                                        ---------------------
Paula Young Fashion Wigs catalog.
------------------------

    The agreement also called for continued support services from the British licensee for a period of three months ending on April 30, 2001. Daxbourne International Limited has not completed the allocation of the purchase price among the various asset categories. The allocation of the purchase price will be disclosed during 2001.

5.  Subsequent Events

Merger Agreement

    On April 30, 2001, the Company announced that Guy Naggar, a British investor and substantial shareholder of the Company, has submitted a proposal to acquire for cash, through merger, all of the issued and outstanding shares of common stock of the Company, other than his shares and the shares of others who may join him, for $3.75 a share. This proposal follows discussions between an independent committee of the board of directors of the Company and Mr. Naggar.

                            SPECIALTY CATALOG CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (unaudited)

    On May 4, 2001, the Company entered into a definitive Merger Agreement with Specialty Acquisition Corp., a Delaware corporation owned by Mr. Guy Naggar, a director of the Company, and several other substantial stockholders of the Company. The Merger Agreement provides for a cash merger in which the holders, other than Specialty Acquisition Corp., of common stock of the Company, immediately prior to the merger, will receive $3.75 per share in cash. The merger is subject to the satisfaction of a number of closing conditions, including, but not limited to, the consummation of financing transactions and approval by the stockholders of Specialty Catalog Corp. The merger is expected to close in the summer of 2001.

    It is anticipated that other stockholders, certain members of management and certain members of the Board of Directors of the Company will join Mr. Naggar and the other substantial stockholders of the Company.

Sale of Assets

    On May 8, 2001, the Company's subsidiary, SC Publishing, Inc., sold its business of continuing education for accounting professionals. The sales price of $150,000 includes an irrevocable, royalty free, worldwide license to use the trade name Western Schools for accounting courses, all related inventory for existing courses, and title and rights to its accounting courses, both existing and under development. SC Publishing is retaining its continuing education business for nurses and other mental health professionals which produced approximately ninety-two percent of Western Schools' 2000 net revenue.

6.  Business Segments and Financial Information by Geographic Location

    Specialty Catalog Corp. has five reportable segments: Paula Young and Especially Yours under the SC Direct division, Western Schools and AHI under the SC Publishing division and Daxbourne International Limited. The SC Direct division sells women's wigs and hairpieces using two distinct catalogs: Paula Young and Especially Yours. The SC Publishing division distributes catalogs under its Western Schools brand and specializes in providing continuing education courses to nurses and accounting professionals (see sale of assets in Note 5). SC Publishing's other segment, AHI, distributes catalogs under its own name and specializes in providing continuing education seminars and conferences to nurses and other mental health professionals. Daxbourne International Limited is a retailer and wholesaler of women's wigs, hairpieces and related products in the United Kingdom.

    The accounting policies of the reportable segments are the same as those described in Note 1 of the consolidated financial statements included in the Company's Form 10-K for the year ended December 30, 2000. The Company's reportable segments are strategic business units that offer either different products or operate in different geographic locations. The Company markets its products in two major geographic areas, the United States and the United Kingdom. The SC Direct and SC Publishing divisions market their products and maintain their assets in the United States. Daxbourne International Limited markets its products and maintains its assets in the United Kingdom.

                            SPECIALTY CATALOG CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (unaudited)

  A summary of information about the Company's operations by segment for the thirteen weeks ended March 31, 2001 and April 1, 2000 follows.

                                           Paula       Especially      Corporate       Total SC        Western
                                           Young          Yours        Expenses         Direct         Schools
                                         ----------    ----------     -----------     -----------     ----------
         Thirteen weeks ended
            March 31, 2001
   Net sales (including royalties).....  $8,255,604    $2,260,120     $        --     $10,515,724     $1,730,455
   Shipping & handling income..........   1,505,788       394,773              --       1,900,561        337,298
                                         ----------    ----------     -----------     -----------     ----------
   Total revenues......................   9,761,392     2,654,893              --      12,416,285      2,067,753
   Gross profit........................   5,916,453     1,557,243         (58,749)      7,414,947      1,514,807
   Operating expenses..................   3,727,151     1,478,726       1,503,062       6,708,939        883,968
   Depreciation and amortization.......          --            --         291,470         291,470         13,206
                                         ----------    ----------     -----------     -----------     ----------
   Income (loss) from operations.......   2,189,302        78,517      (1,853,281)        414,538        617,633
   Interest expense, net...............          --            --         220,085         220,085             --
   Income tax provision (benefit)......          --            --          79,727          79,727        253,229

   Segment assets......................          --            --      15,837,684      15,837,684      4,924,674
   Capital expenditures................          --            --          93,455          93,455         57,695

                                                         Total SC
                                              AHI       Publishing    Daxbourne        Total
                                           ----------   ----------    ----------    -----------
         Thirteen weeks ended
            March 31, 2001
   Net sales (including royalties).....    $ 485,863    $2,216,318    $1,560,733    $14,292,775
   Shipping & handling income..........           --       337,298        11,613      2,249,472
                                           ---------    ----------    ----------    -----------
   Total revenues......................      485,863     2,553,616     1,572,346     16,542,247
   Gross profit........................      276,356     1,791,163     1,088,920     10,295,030
   Operating expenses..................      643,797     1,527,765       677,898      8,914,602
   Depreciation and amortization.......       47,627        60,833        97,853        450,156
                                           ---------    ----------    ----------    -----------
   Income (loss) from operations.......     (415,068)      202,565       313,169        930,272
   Interest expense, net...............          104           104        43,131        263,320
   Income tax provision (benefit)......     (170,221)       83,008       110,715        273,450

   Segment assets......................      192,381     5,117,055     2,577,914     23,532,653
   Capital expenditures................        9,164        66,859        58,499        218,813

                                           Paula       Especially      Corporate       Total SC        Western
                                           Young          Yours        Expenses         Direct         Schools
                                         ----------    ----------     -----------     -----------     ----------
         Thirteen weeks ended
             April 1, 2000
   Net sales (including royalties).....  $8,288,718    $1,715,970     $        --     $10,004,688     $1,701,282
   Shipping & handling income..........   1,444,842       332,321              --       1,777,163        323,628
                                         ----------    ----------     -----------     -----------     ----------
   Total revenues......................   9,733,560     2,048,291              --      11,781,851      2,024,910
   Gross profit........................   6,106,437     1,200,537         (58,710)      7,248,264      1,519,231
   Operating expenses..................   4,550,911     1,512,645       1,584,257       7,647,813        885,799
   Depreciation and amortization.......          --            --         261,750         261,750         10,672
                                         ----------    ----------     -----------     -----------     ----------
   Income (loss) from operations.......   1,555,526      (312,108)     (1,904,717)       (661,299)       622,760
   Interest expense, net...............          --            --         155,204         155,204             --
   Income tax provision (benefit)......          --            --        (329,461)       (329,461)       255,332

   Segment assets......................          --            --      15,603,033      15,603,033      4,515,116
   Capital expenditures................          --            --         380,050         380,050             --

                                                         Total SC
                                              AHI       Publishing    Daxbourne        Total
                                           ----------   ----------    ----------    -----------
         Thirteen weeks ended
             April 1, 2000
   Net sales (including royalties).....     $813,293    $2,514,575    $1,444,037    $13,963,300
   Shipping & handling income..........           21       323,649        10,830      2,111,642
                                           ---------    ----------    ----------    -----------
   Total revenues......................      813,314     2,838,224     1,454,867     16,074,942
   Gross profit........................      472,080     1,991,311     1,005,228     10,244,803
   Operating expenses..................      512,080     1,397,879       650,600      9,696,292
   Depreciation and amortization.......       33,845        44,517        93,434        399,701
                                           ---------    ----------    ----------    -----------
   Income (loss) from operations.......      (73,845)      548,915       261,194        148,810
   Interest expense, net...............           --            --        60,795        215,999
   Income tax provision (benefit)......      (30,128)      225,204        76,697        (27,560)

   Segment assets......................      711,332     5,226,448     4,435,593     25,265,074
   Capital expenditures................       37,274        37,274        15,360        432,684

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    In addition to the historical information contained herein, this Quarterly Report on Form 10-Q for the Company may contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 ("Exchange Act"), including, but not limited to, the Company's expected future revenues, operations and expenditures, estimates of the potential markets for the Company's products, assessments of competitors and potential competitors and projected timetables for the market introduction of the Company's products. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, but not limited to, the following risks and uncertainties: (i) the Company's indebtedness and future capital requirements, (ii) increasing postal rates, paper prices and media costs, (iii) limited sources of fiber used to make the Company's products, (iv) the limited number of suppliers of the Company's products, (v) the Company's dependence upon foreign suppliers, especially in China, Indonesia and Korea, (vi) the customary risks of doing business abroad, including fluctuations in the value of currencies, (vii) the potential development of a cure for hair loss and cancer treatment improvements, (viii) the effectiveness of the Company's catalogs and advertising programs, (ix) the Company's competition and (x) the impact of acquisitions on the Company's prospects. Additional information concerning certain risks and uncertainties that could cause actual results to differ materially from those projected or suggested in the forward-looking statements is contained in the Company's filings with the Securities and Exchange Commission, including those risks and uncertainties discussed under the caption "Risk Factors" in the Company's Form 10-K for the year ended December 30, 2000. The forward-looking statements contained herein represent the Company's judgment as of the date of this Quarterly Report on Form 10-Q, and the Company cautions readers not to place undue reliance on such statements.

Thirteen Weeks Ended March 31, 2001 Compared to the Thirteen Weeks Ended April 1, 2000

    Revenues increased to $16.5 million for the thirteen weeks ended March 31, 2001 from $16.1 million for the thirteen weeks ended April 1, 2000, an increase of approximately $467,000 or 2.9 percent. This change in revenues was due to increases in SC Direct's, Daxbourne's and Western Schools revenues of approximately $634,000, $117,000, and $43,000 respectively, offset by a decrease in AHI's revenues of approximately $327,000 due to the elimination of unprofitable seminars. The increase in SC Direct's revenues was primarily due to revenue increases in the Paula Young and Especially Yours catalogs in the amount of approximately $28,000 and $606,000, respectively. This increase in revenues was due primarily to a decrease in merchandise return rates resulting from the Company's initiative during the latter half of fiscal year 2000 to implement several marketing, creative, operational and merchandising changes to reduce these rates. The increase in revenues above was offset by the decrease in revenues caused by reducing the number of catalogs circulated during the thirteen weeks ended March 31, 2001 compared to the thirteen weeks ended
April 1, 2000.

    Gross profit as a percentage of revenues decreased to 62.2 percent for the thirteen weeks ended March 31, 2001 from 63.7 percent for the thirteen weeks ended April 1, 2000 as a result of merchandise mix changes. Gross profit increased to $10.3 million for the thirteen weeks ended March 31, 2001 from $10.2 million for the thirteen weeks ended April 1, 2000, an increase of approximately $50,000 or 0.5 percent. This increase was due to the increase in revenues discussed above offset by the decrease in the gross profit rate discussed above.

    Operating expenses decreased to $9.4 million for the thirteen weeks ended March 31, 2001 from $10.1 million for the thirteen weeks ended April 1, 2000, a decrease of approximately $731,000 or 7.2 percent. The decrease was primarily due to the Company's decision to reduce advertising promotions and delay new customer generation efforts.

    Interest expense, net of interest income, increased to approximately $263,000 for the thirteen weeks ended March 31, 2001 from approximately $216,000 for the thirteen weeks ended April 1, 2000, an increase of approximately $47,000 or 21.8 percent. The increase was attributable to higher interest rates during the first quarter of 2001 compared to the first quarter of 2000, the loss recorded on the fair value of the interest rate swap agreement, offset by lower average principal amounts outstanding on the Company's bank facility.

Liquidity and Capital Resources

    Net cash flows provided by the Company for the thirteen weeks ended March 31, 2001 were approximately $531,000. Cash flows provided by operating activities for the thirteen weeks ended March 31, 2001 were $2.9 million, offset by uses of approximately $655,000 in investing activities and $1.7 million in financing activities. The major factors that caused the difference between net income and net cash flows provided by operations for the thirteen weeks ended March 31, 2001 were increases in: (i) depreciation and amortization expense of approximately $450,000, (ii) deferred income tax expense of approximately $139,000, and (iii) cash working capital items of $1.9 million. The Company used approximately $655,000 in investing activities, of which approximately $219,000 was for computer and equipment purchases and approximately $436,000 was used to acquire the Paula Young UK license from the Company's former British licensee. The $1.7 million in net cash used in financing activities was primarily due to:
(i) the repayment of $900,000 of long-term debt, (ii) the repayment of short-term borrowings of approximately $788,000, and (iii) the repayment of approximately $26,000 of capital leases.

    On December 27, 2000, the Company entered into an $12.25 million credit agreement (the "Agreement") with Fleet National Bank, N.A. (the "Bank") for the purpose of refinancing its existing senior debt and to provide for the working capital needs of the Company. The new credit facility, which may be increased to $13.0 million in 2002, replaces the Company's former credit facilities with the Bank. The Agreement includes a $9.0 million five-year term note (the "Term Loan") and a $3.25 million two-year revolving credit agreement (the "Line of Credit"). The amount available on the Line of Credit increases as principal amortization payments on the Term Loan are paid, such that the total Agreement remains at $12.25 million over the two years of the Line of Credit agreement. The Line of Credit provides for revolving credit loans and letters of credit with floating rates based on margins over LIBOR or prime at the Company's option. The Term Loan is for five years and is amortized at the rate of $450,000 a quarter beginning January 1, 2001.

    As of March 31, 2001, $8.1 million of the Term Loan was under LIBOR contract rates ranging from 7.31 percent to 7.98875 percent (including the Bank's lending margin). At March 31, 2001, $2.9 million was available under the Line of Credit.

    The Agreement is collateralized by a first perfected security interest in all tangible and intangible assets of the Company, subject to certain permitted liens. The Agreement is subject to certain consolidated covenants, including but not limited to, leverage and debt service coverage ratios, minimum earnings requirements, limitations on capital expenditures, excess cash flow recapture, and a restriction on the payment of cash dividends on the Company's common stock.

    The Company's cash flow from operations and available credit facilities are considered adequate to fund planned business operations and both the short-term and long-term capital needs of the Company. However, certain events, such as an additional significant acquisition, could require new external financing.

Recently Issued Accounting Pronouncements

    SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS No. 133 effective December 31, 2000. The adoption of SFAS No. 133 has not had a significant impact on the financial position, results of operations, or cash flows of the Company.

    On January 19, 2001, the Company and the Bank entered into an Interest Rate Swap Agreement based on a notional principal balance of $4.5 million. Under the interest rate swap agreement, the Company receives quarterly

LIBOR-based interest rate payments from the Bank, and pays interest quarterly at a fixed rate of 5.57% to the Bank, plus a borrowing margin to the Bank. These interest rate payments are settled net with the Bank. The agreement is effective for a period of two years and terminates on January 19, 2003.

    The interest rate swap is recorded at its fair value. At March 31, 2001, the fair value of the swap represents a loss to the Company of $47,000. This loss is recorded as a component of interest expense, net in the condensed consolidated statement of operations for the thirteen weeks ended March 31, 2001.

Quantitative and Qualitative Disclosures About Market Risk

    The Company's primary exposures to market risks include fluctuations in interest rates on its short-term and long-term borrowings of $8.1 million as of
March 31, 2001 under its credit facility.   On January 19, 2001, the Company and
the Bank entered into an Interest Rate Swap Agreement based on a notional principal balance of $4.5 million. Under the interest rate swap agreement, the Company receives quarterly LIBOR-based interest rate payments from the Bank, and pays interest quarterly at a fixed rate of 5.57% to the Bank, plus a borrowing margin to the Bank. These interest rate payments are settled net with the Bank. The agreement is effective for a period of two years and terminates on January 19, 2003.

    The interest rate swap is recorded at its fair value. At March 31, 2001, the fair value of the swap represents a loss to the Company of $47,000. This loss is recorded as a component of interest expense, net in the condensed consolidated statement of operations for the thirteen weeks ended March 31, 2001.

    Management does not believe that the risk inherent in the variable-rate nature of these instruments will have a material adverse effect on the Company's consolidated financial statements. However, no assurance can be given that such a risk will not have a material adverse effect on the Company's financial statements in the future.

    As of March 31, 2001, the outstanding balance on all of the Company's credit facilities was $8,100,000. Based on this balance less the amount covered by the SWAP agreement, an immediate change of one percent in the interest rate would cause a change in interest expense of approximately $36,000 on an annual basis. The Company's objective in maintaining these variable rate borrowings is the flexibility obtained regarding early repayment without penalties and lower overall cost as compared with fixed-rate borrowings.

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

PART II.  OTHER INFORMATION

ITEM 5.   Other Information

Merger Agreement

    On April 30, 2001, the Company announced that Guy Naggar, a British investor and substantial shareholder of the Company, has submitted a proposal to acquire for cash, through merger, all of the issued and outstanding shares of common stock of the Company, other than his shares and the shares of others who may join him, for $3.75 a share. This proposal follows discussions between an independent committee of the board of directors of the Company and Mr. Naggar.

    On May 4, 2001, the Company entered into a definitive Merger Agreement with Specialty Acquisition Corp., a Delaware corporation owned by Mr. Guy Naggar, a director of the Company, and several other substantial stockholders of the Company. The Merger Agreement provides for a cash merger in which the holders, other than Specialty Acquisition Corp., of common stock of the Company, immediately prior to the merger, will receive $3.75 per share in cash. The merger is subject to the satisfaction of a number of closing conditions, including, but not limited to, the consummation of financing transactions and approval by the stockholders of Specialty Catalog Corp. The merger is expected to close in the summer of 2001.

    It is anticipated that other stockholders, certain members of management and certain members of the Board of Directors of the Company will join Mr. Naggar and the other substantial stockholders of the Company.

ITEM 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               2.1 Agreement and Plan of Recapitalization and Merger by and between Specialty Acquisition Corp. and Specialty Catalog Corp. dated May 4, 2001, filed herewith.

          (b)  Reports on Form 8-K

    One report on Form 8-K was filed on May 7, 2001. Refer to the "Merger Agreement" in the Subsequent Events note of the condensed consolidated financial statements.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     SPECIALTY CATALOG CORP.


Dated: May 14, 2001                  By: /s/ Joseph Grabowski
                                         --------------------------------
                                         President and
                                         Chief Executive Officer



Dated: May 14, 2001                  By: /s/ Thomas McCain
                                         --------------------------------
                                         Thomas McCain
                                         Senior Vice President and
                                         Chief Financial Officer