Form 10-Q
period 2001-06-30
SPECIALTY CATALOG CORP
filed 2001-08-10
CIK 1020897

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549
                               _________________

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the quarterly period ended June 30, 2001

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                         Commission file number 0-21499
                               _________________

                            SPECIALTY CATALOG CORP.
            (Exact Name of Registrant as Specified in Its Charter)

                 DELAWARE                                   04-3253301
     (State or other jurisdiction of                       (IRS Employer
     incorporation or organization)                     Identification No.)

             21 BRISTOL DRIVE
      SOUTH EASTON, MASSACHUSETTS                              02375
 (Address of principal executive offices)                   (Zip Code)

                                (508) 238-0199
             (Registrant's telephone number, including area code)


     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

     Number of shares of the Registrant's Common Stock outstanding as of August 7, 2001: 4,337,886.

================================================================================

                            SPECIALTY CATALOG CORP.

                                     INDEX

                         PART I. FINANCIAL STATEMENTS

                                                                                                   Page No.
                                                                                                   --------
Item 1.        Condensed Consolidated Financial Statements as of June 30,
               2001, December 30, 2000 and July 1, 2000, for the Thirteen
               Weeks Ended June 30, 2001 and July 1, 2000 and for the
               Twenty-Six Weeks Ended June 30, 2001 and July 1, 2000

               Condensed Consolidated Statements of Operations                                        3-4

               Condensed Consolidated Balance Sheets                                                   5

               Condensed Consolidated Statements of Cash Flows                                         6

               Notes to Condensed Consolidated Financial Statements                                    7

Item 2.        Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                                  12

                                           PART II. OTHER INFORMATION

Item 2.        Changes in Securities and Use of Proceeds                                              15

Item 5.        Other Information                                                                      16

Item 6.        Exhibits and Reports on Form 8-K                                                       17

               Signatures                                                                             18

PART I.   FINANCIAL STATEMENTS
Item 1.   Condensed Consolidated Financial Statements

                            SPECIALTY CATALOG CORP.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                                                     Thirteen Weeks Ended
                                                                              June 30, 2001           July 1, 2000
                                                                              -------------           ------------
Revenues:
   Net sales...........................................................        $ 13,244,157           $ 14,484,695
   Shipping & handling income..........................................           2,042,875              2,138,392
   Royalties...........................................................              13,183                 57,119
                                                                              -------------           ------------
Total revenues.........................................................          15,300,215             16,680,206
Cost of sales (including buying, occupancy and order
    fulfillment costs).................................................           5,491,006              5,836,990
                                                                              -------------           ------------
Gross profit...........................................................           9,809,209             10,843,216
Operating expenses:
   Operating expenses..................................................           7,686,578              8,885,760
   Depreciation and amortization.......................................             466,304                416,329
                                                                              -------------           ------------
Total operating expenses...............................................           8,152,882              9,302,089
                                                                              -------------           ------------
Income from operations.................................................           1,656,327              1,541,127
Interest expense, net..................................................             206,751                225,683
                                                                              -------------           ------------
Income before income taxes.............................................           1,449,576              1,315,444
Income tax provision...................................................             593,098                539,329
                                                                              -------------           ------------
Net income.............................................................             856,478                776,115
Other comprehensive loss - foreign currency translation adjustment.....              97,019                 81,204
                                                                              -------------           ------------
Comprehensive income...................................................        $    759,459           $    694,911
                                                                              =============           ============

Earnings per share - Basic EPS:
      Net income per share.............................................        $       0.20           $       0.18
                                                                               ============           ============
      Weighted average shares outstanding..............................           4,337,886              4,340,353
                                                                               ============           ============

Earnings per share - Diluted EPS:
      Net income per share.............................................        $       0.19           $       0.17
                                                                               ============           ============
      Weighted average shares outstanding..............................           4,592,700              4,615,365
                                                                               ============           ============

           See notes to condensed consolidated financial statements.

                            SPECIALTY CATALOG CORP.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                                                        Twenty-Six Weeks Ended
                                                                              June 30, 2001               July 1, 2000
                                                                              -------------               ------------
Revenues:
   Net sales...........................................................        $ 27,512,930               $ 28,366,448
   Shipping & handling income..........................................           4,292,347                  4,250,034
   Royalties...........................................................              37,185                    138,666
                                                                              -------------               ------------
Total revenues.........................................................          31,842,462                 32,755,148
Cost of sales (including buying, occupancy and order
    fulfillment costs).................................................          11,738,223                 11,667,129
                                                                              -------------               ------------
Gross profit...........................................................          20,104,239                 21,088,019
Operating expenses:
   Operating expenses..................................................          16,601,179                 18,582,052
   Depreciation and amortization.......................................             916,460                    816,030
                                                                              -------------               ------------
Total operating expenses...............................................          17,517,639                 19,398,082
                                                                              -------------               ------------
Income from operations.................................................           2,586,600                  1,689,937
Interest expense, net..................................................             470,071                    441,682
                                                                              -------------               ------------
Income before income taxes.............................................           2,116,529                  1,248,255
Income tax provision...................................................             866,548                    511,769
                                                                              -------------               ------------
Net income.............................................................           1,249,981                    736,486
Other comprehensive loss - foreign currency translation adjustment.....             250,826                     76,537
                                                                              -------------               ------------
Comprehensive income...................................................        $    999,155               $    659,949
                                                                              =============               ============

Earnings per share - Basic EPS:
      Net income per share.............................................        $       0.29               $       0.17
                                                                              =============               ============
      Weighted average shares outstanding..............................           4,337,886                  4,345,973
                                                                              =============               ============

Earnings per share - Diluted EPS:
      Net income per share.............................................        $       0.28               $       0.16
                                                                              =============               ============
      Weighted average shares outstanding..............................           4,539,968                  4,631,735
                                                                              =============               ============

           See notes to condensed consolidated financial statements.

                            SPECIALTY CATALOG CORP.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (unaudited)

                                                                                 June 30,         December 30,        July 1,
                                                                                   2001              2000              2000
                                                                                   -----             -----             ----
                                 Assets
Current assets:
      Cash and cash equivalents..........................................     $  1,533,346      $    435,276      $    608,112
      Accounts receivable, net...........................................        1,166,914         1,521,469         1,502,619
      Inventories........................................................        5,132,249         5,324,460         5,667,516
      Prepaid expenses...................................................        3,671,451         3,561,311         4,458,275
                                                                              ------------      ------------      ------------
                Total current assets.....................................       11,503,960        10,842,516        12,236,522
                                                                              ------------      ------------      ------------
Property, plant and equipment, net.......................................        4,042,273         4,391,445         4,561,834
Intangible assets, net...................................................        3,943,288         3,942,508         4,172,925
Deferred income taxes....................................................        3,862,719         4,273,287         4,001,199
Other assets.............................................................          262,851           253,748           169,507
                                                                              ------------      ------------      ------------
                Total assets.............................................     $ 23,615,091      $ 23,703,504      $ 25,141,987
                                                                              ============      ============      ============

                  Liabilities and Shareholders' Equity
Current liabilities:
      Accounts payable and accrued expenses..............................     $  4,023,885      $  3,656,757      $  4,953,065
      Liabilities to customers...........................................        1,134,736           925,888         1,163,359
      Short-term borrowings..............................................               --           788,100         5,426,132
      Income taxes payable...............................................          458,520           376,914           588,340
      Current portion of long-term debt..................................        1,800,000         1,800,000         2,384,105
                                                                              ------------      ------------      ------------
                Total current liabilities................................        7,417,141         7,547,659        14,515,001
                                                                              ------------      ------------      ------------
Long-term debt...........................................................        6,300,000         7,200,000         1,959,053
Other long-term liabilities..............................................          170,885           227,929           304,499
Commitments and contingencies
Shareholders' equity:
      Common stock.......................................................           52,397            52,397            52,397
      Additional paid-in capital.........................................       16,159,570        16,159,570        16,159,570
      Accumulated other comprehensive loss...............................         (389,776)         (138,950)         (127,787)
      Accumulated deficit................................................       (3,227,948)       (4,477,923)       (4,853,568)
                                                                              ------------      ------------      ------------
                                                                                12,594,243        11,595,094        11,230,612
      Less treasury stock, at cost, 901,888 shares at June 30, 2001,
          December 30, 2000 and July 1, 2000.............................       (2,867,178)       (2,867,178)       (2,867,178)
                                                                              ------------      ------------      ------------
             Total shareholders' equity..................................         9,727,065         8,727,916         8,363,434
                                                                              ------------      ------------      ------------
             Total liabilities and shareholders' equity..................      $ 23,615,091      $ 23,703,504      $ 25,141,987
                                                                              ============      ============      ============

           See notes to condensed consolidated financial statements.

                            SPECIALTY CATALOG CORP.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                                      Twenty-Six Weeks Ended
                                                                              June 30, 2001        July 1, 2000
                                                                              -------------        ------------
Cash flows from operating activities:
Net income.............................................................       $  1,249,981          $  736,486
Adjustments to reconcile net income to net cash provided
  by operating activities:
      Depreciation and amortization....................................            916,460             816,030
      Deferred income taxes............................................            421,913             351,587
      Changes in operating assets and liabilities:
        Accounts receivable, net.......................................            328,722            (321,096)
        Inventories..................................................              147,847             (89,503)
        Prepaid expenses...............................................           (117,504)           (455,066)
        Other assets...................................................            (37,542)             33,388
        Accounts payable and accrued expenses..........................            463,764             734,685
        Liabilities to customers.......................................            208,848              (5,897)
        Income taxes payable...........................................             88,629             155,487
        Other long-term liabilities....................................             (8,334)            (16,668)
                                                                              ------------         -----------
Net cash provided by operating activities..............................          3,662,784           1,939,433
                                                                              ------------         -----------

Cash flows from investing activities:
      Acquisitions, net of cash acquired and liabilities assumed.......           (436,560)                 --
      Purchases of trademarks..........................................               (700)                 --
      Purchases of property, plant and equipment.......................           (344,396)           (872,648)
                                                                              ------------         -----------
Net cash used in investing activities..................................           (781,656)           (872,648)
                                                                              ------------         -----------

Cash flows from financing activities:
      Repayments on short-term borrowings, net.........................           (788,100)           (873,758)
      Repayments of long-term debt.....................................           (900,000)           (616,728)
      Purchase of treasury stock.......................................                 --             (35,446)
      Repayments of capital lease obligations..........................            (48,710)            (67,138)
                                                                              ------------         -----------
Net cash used in financing activities..................................         (1,736,810)         (1,593,070)
                                                                              ------------         -----------

Effect of exchange rate changes on cash and cash equivalents...........            (46,248)             (2,450)
                                                                              ------------         -----------

Increase (decrease) in cash and cash equivalents.......................          1,098,070            (528,735)

Cash and cash equivalents, beginning of year...........................            435,276           1,136,847
                                                                              ------------         -----------

Cash and cash equivalents, end of period...............................       $  1,533,346         $   608,112
                                                                              ============         ===========

Supplemental disclosures of cash flow information:
   During the twenty-six weeks ended July 1, 2000, the Company received federal income tax refunds of $320,000.

           See notes to condensed consolidated financial statements.

                            SPECIALTY CATALOG CORP.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1.   Basis of Presentation

     These unaudited condensed consolidated financial statements should be read in conjunction with the Form 10-K of Specialty Catalog Corp. (the "Company") for the fiscal year ended December 30, 2000, and the consolidated financial statements and footnotes included therein. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. The results of operations for the thirteen weeks and twenty-six weeks ended June 30, 2001 are not necessarily indicative of the results for the entire fiscal year ending December 29, 2001.

     The condensed consolidated financial statements for the thirteen weeks and twenty-six weeks ended June 30, 2001 and July 1, 2000 are unaudited but include, in the Company's opinion, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results for the periods presented.

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

     The interest rate swap is carried at its fair value. Hedge accounting is not applied and changes in the fair value of the swap are included in interest expense, net. At June 30, 2001, the carrying value of the swap was approximately $85,000, which is included in the accrued expenses. Interest expense, net was increased by approximately $38,000 and $85,000 in the thirteen and twenty-six weeks ended June 30, 2001, respectively, which represents the change in the fair value of the swap during these periods.

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

                                           For the thirteen weeks ended                   For the twenty-six weeks ended
                                      June 30, 2001            July 1, 2000            June 30, 2001           July 1, 2000
                                      -------------            ------------            -------------           ------------
                                     Net                     Net                      Net                    Net
                                    Income     Shares       Income       Shares      Income     Shares      Income     Shares
                                    ------     ------       ------       ------     --------    ------      ------     ------
Basic earnings per share             $ 856      4,338        $ 776        4,340      $ 1,250     4,338       $ 736      4,346
Effect of dilutive options              --        255           --          275           --       202          --        286
                                    ------     ------       ------       ------     --------    ------      ------     ------
Diluted earnings per share           $ 856      4,593        $ 776        4,615      $ 1,250     4,540       $ 736      4,632
                                    ======     ======       ======       ======     ========    ======      ======     ======

     Options to purchase 487,551 shares of common stock ranging from $5.33 to $7.15 per share were not included in computing diluted EPS for the thirteen weeks and twenty-six weeks ended June 30, 2001 because their effects were antidilutive. Options to purchase 564,251 shares of common stock ranging from $5.33 to $7.15 per share were not included in computing diluted EPS for the thirteen weeks and twenty-six weeks ended July 1, 2000 because their effects were antidilutive.

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

     The purchase price includes (i) an initial fixed payment of approximately $254,000 on the closing date of the transaction, (ii) a fixed payment of approximately $36,000 due at the beginning of each of fiscal years 2002 and 2003 and (iii) a minimum royalty fee of approximately $73,000 per year due on March 31, 2002 and March 31, 2003, offset by the fixed payments in part (ii). The acquisition agreement also provides for the termination of the 1994 license agreement and transfer of the assets of the Paula Young Fashion Wigs catalog
                                            ------------------------
business to Daxbourne. Daxbourne's catalog division will now circulate both catalogs -- continuing to circulate its Jacqueline Collection catalog and the
                                        ---------------------
Paula Young Fashion Wigs catalog.
------------------------

     The agreement also called for continued support services from the British licensee for a period of three months ending on April 30, 2001. Daxbourne International Limited has not completed the allocation of the purchase price among the various asset categories. The purchase price allocation is preliminary and subject to final adjustment.

5.   Sale of Assets

     On May 8, 2001, the Company's subsidiary, SC Publishing, Inc., sold its business of continuing education for accounting professionals to the California Certified Public Accountants Education Foundation. The sales price of $150,000 includes an irrevocable, royalty free, worldwide license to use the trade name Western Schools for accounting courses, all related inventory for existing courses, and title and rights to its accounting courses, both existing and under development. The Company recognized a pre-tax gain, included in selling, general, and administrative expenses, on the sale of these assets of approximately $55,000. SC Publishing is retaining its continuing education business for nurses and other mental health professionals which produced approximately ninety-two percent of the 2000 net revenue of the Western Schools division of SC Publishing.

                            SPECIALTY CATALOG CORP.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (unaudited)

6.   Merger Agreement

     On April 30, 2001, the Company announced that Mr. Guy Naggar, a British investor and substantial stockholder and director of the Company, has submitted a proposal to acquire for cash, through merger, all of the issued and outstanding shares of common stock of the Company, other than his shares and the shares of others who may join him, for $3.75 a share.

     On May 4, 2001, the Company entered into a definitive Merger Agreement with Specialty Acquisition Corp., a Delaware corporation owned by Mr. Naggar and several other substantial stockholders of the Company. The Merger Agreement provides for a cash merger in which the holders of common stock of the Company, other than Specialty Acquisition Corp., immediately prior to the merger, will receive $3.75 per share in cash for each share of common stock of Specialty Catalog Corp owned before the merger. The merger is subject to the satisfaction of a number of closing conditions, including, but not limited to, the consummation of financing arrangements and approval by the stockholders of Specialty Catalog Corp. The merger is expected to close in the fall of 2001. Other stockholders, including certain members of the Board of Directors of the Company, have joined Mr. Naggar in the proposed transaction.

7.   Business Segments and Financial Information by Geographic Location

     Specialty Catalog Corp. has five reportable segments: Paula Young and Especially Yours under the SC Direct division, Western Schools and American Healthcare Institute ("AHI") under the SC Publishing division and Daxbourne International Limited. The SC Direct division sells women's wigs and hairpieces using two distinct catalogs: Paula Young and Especially Yours. The SC Publishing division distributes catalogs under its Western Schools brand and specializes in providing continuing education courses to nurses and accounting professionals (see sale of assets in Note 5). SC Publishing's other segment, AHI, distributes catalogs under its own name and specializes in providing continuing education seminars and conferences to nurses and other mental health professionals. Daxbourne International Limited is a retailer and wholesaler of women's wigs, hairpieces and related products in the United Kingdom.

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

                            SPECIALTY CATALOG CORP.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (unaudited)

     A summary of information about the Company's operations by segment for the thirteen weeks and twenty-six weeks ended June 30, 2001 and July 1, 2000 follows.

                                                 Paula       Especially     Corporate        Total SC       Western
                                                 Young         Yours        Expenses          Direct        Schools
                                              -----------    ----------    -----------     ------------    ----------
            Thirteen weeks ended
                June 30, 2001
   Net sales (including royalties)........    $ 7,452,638    $2,260,114    $        --     $  9,712,752    $1,240,122
   Shipping & handling income.............      1,418,333       383,314             --        1,801,647       225,443
                                              -----------    ----------    -----------     ------------    ----------
   Total revenues.........................      8,870,971     2,643,428             --       11,514,399     1,465,565
   Gross profit...........................      5,537,821     1,649,359        (57,605)       7,129,575     1,131,069
   Operating expenses.....................      3,139,906     1,306,122      1,225,945        5,671,973       817,036
   Depreciation and amortization..........             --            --        299,743          299,743        15,905
                                              -----------    ----------    -----------     ------------    ----------
   Income (loss) from operations..........      2,397,915       343,237     (1,583,293)       1,157,859       298,128
   Interest expense, net..................             --            --        165,472          165,472            --
   Income tax provision (benefit).........             --            --        405,650          405,650       122,233

   Segment assets.........................             --            --     16,064,565       16,064,565     5,019,381
   Capital expenditures...................             --            --        121,855          121,855            --

                                                              Total SC
                                                  AHI        Publishing     Daxbourne         Total
                                              -----------    ----------    -----------     ------------
            Thirteen weeks ended
                June 30, 2001
   Net sales (including royalties)........    $   715,462    $1,955,584    $ 1,589,004     $ 13,257,340
   Shipping & handling income.............             --       225,443         15,785        2,042,875
                                              -----------    ----------    -----------     ------------
   Total revenues.........................        715,462     2,181,027      1,604,789       15,300,215
   Gross profit...........................        423,014     1,554,083      1,125,551        9,809,209
   Operating expenses.....................        509,725     1,326,761        687,844        7,686,578
   Depreciation and amortization..........         51,582        67,487         99,074          466,304
                                              -----------    ----------    -----------     ------------
   Income (loss) from operations..........       (138,293)      159,835        338,633        1,656,327
   Interest expense, net..................             --            --         41,279          206,751
   Income tax provision (benefit).........        (56,700)       65,533        121,915          593,098

   Segment assets.........................        101,858     5,121,239      2,429,287       23,615,091
   Capital expenditures...................             --            --          3,728          125,583

                                                 Paula       Especially     Corporate        Total SC       Western
                                                 Young         Yours        Expenses          Direct        Schools
                                              -----------    ----------    -----------     ------------    ----------
            Thirteen weeks ended
                July 1, 2000
   Net sales (including royalties)........    $ 8,524,780    $2,011,122    $        --     $ 10,535,902    $1,060,013
   Shipping & handling income.............      1,575,941       346,658             --        1,922,599       206,144
                                              -----------    ----------    -----------     ------------    ----------
   Total revenues.........................     10,100,721     2,357,780             --       12,458,501     1,266,157
   Gross profit...........................      6,617,353     1,473,943        (57,605)       8,033,691       912,273
   Operating expenses.....................      4,036,656     1,202,975      1,247,908        6,487,539       837,623
   Depreciation and amortization..........             --            --        280,423          280,423        10,179
                                              -----------    ----------    -----------     ------------    ----------
   Income (loss) from operations..........      2,580,697       270,968     (1,585,936)       1,265,729        64,471
   Interest expense, net..................             --            --        170,253          170,253            --
   Income tax provision (benefit).........             --            --        443,822          443,822        26,431

   Segment assets.........................             --            --     15,395,686       15,395,686     4,501,208
   Capital expenditures...................             --            --        411,551          411,551            --

                                                              Total SC
                                                  AHI        Publishing     Daxbourne         Total
                                              -----------    ----------    -----------     ------------
            Thirteen weeks ended
                July 1, 2000
   Net sales (including royalties)........    $ 1,659,645    $2,719,658    $ 1,286,254     $ 14,541,814
   Shipping & handling income.............             --       206,144          9,649        2,138,392
                                              -----------    ----------    -----------     ------------
   Total revenues.........................      1,659,645     2,925,802      1,295,903       16,680,206
   Gross profit...........................      1,005,635     1,917,908        891,617       10,843,216
   Operating expenses.....................        963,319     1,800,942        597,279        8,885,760
   Depreciation and amortization..........         35,475        45,654         90,252          416,329
                                              -----------    ----------    -----------     ------------
   Income (loss) from operations..........          6,841        71,312        204,086        1,541,127
   Interest expense, net..................             --            --         55,430          225,683
   Income tax provision (benefit).........          2,657        29,088         66,419          539,329

   Segment assets.........................        808,717     5,309,925      4,436,376       25,141,987
   Capital expenditures...................         21,050        21,050          7,364          439,965

                            SPECIALTY CATALOG CORP.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (unaudited)

                                        Paula     Especially    Corporate      Total SC      Western                    Total SC
                                        Young        Yours       Expenses       Direct       Schools        AHI         Publishing
                                        -----        -----       --------       ------       -------        ---         ----------
  Twenty-six weeks ended
       June 30, 2001
Net sales (including royalties)..    $15,708,242   $4,520,234   $       --    $20,228,476    $2,970,577   $1,201,325      $4,171,902
Shipping & handling income.......      2,924.121      778,087           --      3,702,208       562,741           --         562,741
                                     -----------   ----------   ----------    -----------    ----------   ----------      ----------
Total revenues...................     18,632,363    5,298,321           --     23,930,684     3,533,318    1,201,325       4,734,643
Gross profit.....................     11,454,274    3,206,602      (116,354)   14,544,522     2,645,876      699,370       3,345,246
Operating expenses...............      6,867,057    2,784,848     2,729,005    12,380,910     1,701,005    1,153,522       2,854,527
Depreciation and amortization....             --           --       591,213       591,213        29,111       99,209         128,320
                                     -----------   ----------   ----------    -----------    ----------   ----------       ---------
Income (loss) from operations....      4,587,217      421,754    (3,436,572)    1,572,399       915,760     (553,361)        362,399
Interest expense, net............             --           --       385,557       385,557            --          104             104
Income tax provision (benefit)...             --           --       485,377       485,377       375,462     (226,921)        148,541
Segment assets...................             --           --    16,064,565    16,064,565     5,019,381      101,858       5,121,239
Capital expenditures.............             --           --       215,310       215,310        57,695        9,164          66,859

                                        Paula     Especially    Corporate      Total SC      Western                     Total SC
                                        Young        Yours       Expenses       Direct       Schools        AHI         Publishing
                                        -----        -----       --------       ------       -------        ---         ----------
Twenty-six weeks ended
     July 1, 2000
Net sales (including royalties)..      $16,813,497   $3,727,093  $        --    $20,540,590    $2,761,295   $2,472,938    $5,234,233
Shipping & handling income.......        3,020,783      678,979           --      3,699,762       529,772           21       529,793
                                       -----------   ----------   ----------    -----------    ----------   ----------    ----------
Total revenues...................       19,834,280    4,406,072           --     24,240,352     3,291,067    2,472,959     5,764,026
Gross profit.....................       12,723,789    2,674,480     (116,315)    15,281,954     2,431,504    1,477,715     3,909,219
Operating expenses...............        8,587,566    2,715,620    2,832,164     14,135,350     1,723,423    1,475,399     3,198,822
Depreciation and amortization....               --           --      542,174        542,174        20,851       69,319        90,170
                                       -----------   ----------   ----------    -----------    ----------   ----------    ----------
Income (loss) from operations            4,136,223      (41,140)  (3,490,653)       604,430       687,230      (67,003)      620,227
Interest expense, net............               --           --      325,457        325,457            --           --            --
Income tax provision
(benefit)........................               --           --      114,363        114,363       281,763      (27,471)      254,292
Segment assets...................               --           --   15,395,686     15,395,686     4,501,208      808,717     5,309,925
Capital expenditures.............               --           --      791,601        791,601            --       58,324        58,324


                                              Daxbourne      Total
                                              ---------      -----
  Twenty-six weeks ended
      June 30, 2001
Net sales (including royalties)..........    $3,149,737    $27,550,115
Shipping & handling income...............        27,398      4,292,347
                                           ------------  -------------

Total revenues...........................     3,177,135     31,842,462
Gross profit.............................     2,214,471     20,104,239
Operating expenses.......................     1,365,742     16,601,179
Depreciation and amortization............       196,927        916,460
                                           ------------     ----------

Income (loss) from operations...........        651,802      2,586,600
Interest expense, net...................         84,410        470,071

Income tax provision (benefit)..........        232,630        866,548


Segment assets..........................      2,429,287     23,615,091

Capital expenditures....................         62,227        344,396

                                              Daxbourne        Total
                                              ---------        -----
  Twenty-six weeks ended
       July 1, 2000
Net sales (including royalties).........     $2,730,291    $28,505,114

Shipping & handling income..............         20,479      4,250,034
                                          -------------  -------------


Total revenues..........................      2,750,770     32,755,148
Gross profit............................      1,896,846     21,088,019
Operating expenses......................      1,247,880     18,582,052
Depreciation and amortization...........        183,686        816,030
                                          -------------  -------------


Income (loss) from operations                   465,280      1,689,937
Interest expense, net..................         116,225        441,682

Income tax provision                            143,114        511,769
(benefit)..............................

Segment assets.........................       4,436,376     25,141,987

Capital expenditures...................          22,723        872,648

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     In addition to the historical information contained herein, this Quarterly Report on Form 10-Q for the Company may contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 ("Exchange Act"), including, but not limited to, the Company's expected future revenues, operations and expenditures, estimates of the potential markets for the Company's products, assessments of competitors and potential competitors and projected timetables for the market introduction of the Company's products. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, but not limited to, the following risks and uncertainties: (i) the Company's indebtedness and future capital requirements, (ii) increasing postal rates, paper prices and media costs, (iii) limited sources of fiber used to make the Company's products, (iv) the limited number of suppliers of the Company's products, (v) the Company's dependence upon foreign suppliers, especially in China, Indonesia and Korea, (vi) the customary risks of doing business abroad, including fluctuations in the value of currencies, (vii) the potential development of a cure for hair loss and cancer treatment improvements, (viii) the effectiveness of the Company's catalogs and advertising programs, (ix) the Company's competition, (x) the impact of acquisitions on the Company's prospects and (xi) the completion of the transaction contemplated by the merger agreement. Additional information concerning certain risks and uncertainties that could cause actual results to differ materially from those projected or suggested in the forward-looking statements is contained in the Company's filings with the Securities and Exchange Commission, including those risks and uncertainties discussed under the caption "Risk Factors" in the Company's Form 10-K for the year ended December 30, 2000. The forward-looking statements contained herein represent the Company's judgment as of the date of this Quarterly Report on Form 10-Q, and the Company cautions readers not to place undue reliance on such statements.

Thirteen Weeks Ended June 30, 2001 Compared to the Thirteen Weeks Ended July 1, 2000
     Revenues decreased to $15.3 million for the thirteen weeks ended June 30, 2001 from $16.7 million for the thirteen weeks ended July 1, 2000, a decrease of approximately $1.4 million or 8.4 percent. This change in revenues was due to decreases in SC Direct's and AHI's revenues of approximately $944,000 and $944,000, respectively, offset by increases in Western Schools and Daxbourne's revenues of approximately $199,000 and $309,000, respectively.

     The overall revenue decrease in SC Direct was caused by reducing the number of catalogs circulated during the thirteen weeks ended June 30, 2001 compared to the thirteen weeks ended July 1, 2000. The Paula Young business sales decreased by $1.2 million, offset by a revenue increase in the Especially Yours business of approximately $286,000. This total revenue decrease was offset by a decrease in merchandise return rates resulting from the Company's initiatives during the latter half of fiscal year 2000 to implement several marketing, creative, operational and merchandising changes. AHI's revenue decrease was caused by the elimination of unprofitable seminars during the thirteen weeks ended June 30, 2001 compared to the thirteen weeks ended July 1, 2000. Daxbourne's revenue increase primarily related to the acquisition of the Paula Young UK business in January 2001 which had revenues of approximately $167,000 for the thirteen weeks ended June 30, 2001.

     Gross profit as a percentage of revenues decreased to 64.1 percent for the thirteen weeks ended June 30, 2001 from 65.0 percent for the thirteen weeks ended July 1, 2000 as a result of merchandise sales mix changes. Gross profit decreased to $9.8 million for the thirteen weeks ended June 30, 2001 from $10.8 million for the thirteen weeks ended July 1, 2000, a decrease of approximately $1.0 million or 9.3 percent.

This decrease was due to the decrease in revenues discussed above as well as the decrease in the gross profit rate also discussed above.

     Operating expenses decreased to $8.2 million for the thirteen weeks ended June 30, 2001 from $9.3 million for the thirteen weeks ended July 1, 2000, a decrease of approximately $1.1 million or 11.8 percent. As mentioned above, the decrease in operating expenses was due to the Company's decision to reduce catalog circulation.

     Interest expense, net of interest income, decreased to approximately $207,000 for the thirteen weeks ended June 30, 2001 from approximately $226,000 for the thirteen weeks ended July 1, 2000, a decrease of approximately $19,000 or 8.4 percent. The decrease was attributable to lower interest rates on variable rate borrowings not hedged by the interest rate swap agreement during the thirteen weeks ended June 30, 2001 compared to the thirteen weeks ended July 1, 2000, offset by the loss recorded on the fair value of the interest rate swap agreement of approximately $38,000 and by higher average principal amounts outstanding on the Company's bank facility.

Twenty-Six Weeks Ended June 30, 2001 Compared to the Twenty-Six Weeks Ended July 1, 2000

     Revenues decreased to $31.8 million for the twenty-six weeks ended June 30, 2001 from $32.8 million for the twenty-six weeks ended July 1, 2000, a decrease of $1.0 million or 3.1 percent. This change in revenues was due to decreases in SC Direct's and AHI's revenues of approximately $310,000 and $1.3 million, respectively, offset by increases in Western Schools and Daxbourne's revenues of approximately $242,000 and $426,000, respectively.

     The overall revenue decrease in SC Direct was caused by reducing the number of catalogs circulated during the twenty-six weeks ended June 30, 2001 compared to the twenty-six weeks ended July 1, 2000. The Paula Young business sales decreased by $1.2 million, offset by a revenue increase in the Especially Yours business of approximately $892,000. This total revenue decrease was offset by a decrease in merchandise return rates resulting from the Company's initiatives during the latter half of fiscal year 2000 to implement several marketing, creative, operational and merchandising changes. AHI's revenue decrease was caused by the elimination of unprofitable seminars during the twenty-six weeks ended June 30, 2001 compared to the twenty-six weeks ended July 1, 2000. Daxbourne's revenue increase primarily related to the acquisition of the Paula Young UK business in January 2001 which had revenues of approximately $214,000 for the twenty-six weeks ended June 30, 2001.

     Gross profit as a percentage of revenues decreased to 63.1 percent for the twenty-six weeks ended June 30, 2001 from 64.4 percent for the twenty-six weeks ended July 1, 2000 as a result of merchandise sales mix changes. Gross profit decreased to $20.1 million for the twenty-six weeks ended June 30, 2001 from $21.1 million for the twenty-six weeks ended July 1, 2000, a decrease of approximately $1.0 million or 4.7 percent. This decrease was due to the decrease in revenues discussed above as well as the decrease in the gross profit rate also discussed above.

     Operating expenses decreased to $17.5 million for the twenty-six weeks ended June 30, 2001 from $19.4 million for the twenty-six weeks ended July 1, 2000, a decrease of approximately $1.9 million or 9.8 percent. The decrease was due to the Company's decision to reduce catalog circulation and advertising promotions.

     Interest expense, net of interest income, increased to approximately $470,000 for the twenty-six weeks ended June 30, 2001 from approximately $442,000 for the twenty-six weeks ended July 1, 2000, an increase of approximately $28,000 or 6.3 percent. The increase was attributable to the loss recorded on the fair value of the interest rate swap agreement of approximately $85,000 and by higher average principal amounts outstanding on the Company's bank facility, offset by lower interest rates on variable rate borrowings not hedged by the interest rate swap agreement during the twenty-six weeks ended June 30, 2001 compared to the twenty-six weeks ended July 1, 2000.

Liquidity and Capital Resources

     Net cash flows provided by the Company for the twenty-six weeks ended June 30, 2001 were $1.1 million. Cash flows provided by operating activities for the twenty-six weeks ended June 30, 2001 were $3.7 million, offset by uses of approximately $782,000 in investing activities and $1.7 million in financing activities. The major factors that caused the difference between net income and net cash flows provided by operations for the twenty-six weeks ended June 30, 2001 were increases in: (i) depreciation and amortization expense of approximately $916,000, (ii) deferred income taxes of approximately $422,000 and
(iii) cash working capital items of $1.1 million. The Company used approximately $782,000 in investing activities, of which approximately $345,000 was for computer and equipment purchases and approximately $437,000 was used to acquire the Paula Young UK license from the Company's former British licensee. The $1.7 million in net cash used in financing activities was primarily due to: (i) the repayment of $900,000 of long-term debt, (ii) the repayment of short-term borrowings of approximately $788,000, and (iii) the repayment of approximately $49,000 of capital leases.

     On December 27, 2000, the Company entered into a $12.25 million credit agreement (the "Agreement") with Fleet National Bank, N.A. (the "Bank") for the purpose of refinancing its existing senior debt and to provide for the working capital needs of the Company. The new credit facility, which may be increased to $13.0 million in 2002, replaces the Company's former credit facilities with the Bank. The Agreement includes a $9.0 million five-year term note (the "Term Loan") and a $3.25 million two-year revolving credit agreement (the "Line of Credit"). The amount available on the Line of Credit increases as principal amortization payments on the Term Loan are paid, such that the total Agreement remains at $12.25 million over the two years of the Line of Credit agreement. The Line of Credit provides for revolving credit loans and letters of credit with floating rates based on margins over LIBOR or prime at the Company's option. The Term Loan is for five years and is amortized at the rate of $450,000 a quarter beginning January 1, 2001.

     As of June 30, 2001, $8.1 million of the Term Loan was under LIBOR contract rates ranging from 6.1681 percent to 7.0 percent (including the Bank's lending margin). At June 30, 2001, $2.8 million was available under the Line of Credit.

     The Agreement is collateralized by a first perfected security interest in all tangible and intangible assets of the Company, subject to certain permitted liens. The Agreement is subject to certain consolidated covenants, including but not limited to, leverage and debt service coverage ratios, minimum earnings requirements, limitation on capital expenditures, excess cash flow recapture, and a restriction on the payment of cash dividends on the Company's common stock.

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

     The interest rate swap is carried at its fair value. Hedge accounting is not applied and changes in the fair value of the swap are included in interest expense, net. At June 30, 2001, the carrying value of the swap was approximately $85,000, which is included in accrued expenses. Interest expense, net was increased by approximately $38,000 and $85,000 in the thirteen and twenty-six weeks ended June 30, 2001, respectively, which represents the change in the fair value of the swap during these periods.

Quantitative and Qualitative Disclosures About Market Risk

     The Company's primary exposures to market risks include fluctuations in interest rates on its short-term and long-term borrowings of $8.1 million as of June 30, 2001 under its credit facility. Management does not believe that the risk inherent in the variable-rate nature of these instruments will have a material adverse effect on the Company's consolidated financial statements. However, no assurance can be given that such a risk will not have a material adverse effect on the Company's financial statements in the future.

     As of June 30, 2001, the outstanding balance on all of the Company's credit facilities was $8.1 million. Based on this balance less the amount covered by the interest rate swap agreement, an immediate change of one percent in the interest rate would cause a change in interest expense of approximately $36,000 on an annual basis. The Company's objective in maintaining these variable rate borrowings is the flexibility obtained regarding early repayment without penalties and lower overall cost as compared with fixed-rate borrowings.

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

PART II.  OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

Rights Agreement Amendment

     On April 11, 2000, the board of directors of Specialty Catalog adopted a stockholder rights plan pursuant to a rights agreement dated as of April 11, 2000, between Specialty Catalog and Continental Stock Transfer and Trust Company, as rights agent. The rights agreement is effective as of April 11, 2000 for all shares of common stock of Specialty Catalog outstanding on such date and for certain shares of common stock issued thereafter. Pursuant to the rights agreement, at any time a person (other than an "exempt person") becomes the beneficial owner of 15% or more of Specialty Catalog's common stock, a "right" is exercisable by the registered holder of a right certificate to purchase 1/1000th of a share of series A preferred stock of Specialty Catalog, subject to adjustment, at an exercise price per 1/1000th of a share of series A preferred stock of $15, subject to adjustment. Each 1/1000th of a share of series A preferred stock will have economic attributes (i.e., participation in dividends and voting rights) substantially equivalent to one whole share of the common stock of Specialty Catalog. The rights expire on the tenth anniversary of the date of the rights agreement unless earlier redeemed or exchanged by Specialty Catalog as provided in the rights agreement.

     Prior to the execution of the merger agreement, Specialty Catalog entered into an amendment to the rights agreement. In accordance with the amendment, the definition of "exempt person" was amended to include any person or persons, or persons later joining such person or group of persons, who, prior to the time they become the beneficial owner of 15% or more of Specialty Catalog's common stock, receives the approval of the board of directors of Specialty Catalog for the underlying transaction or transactions which results in the beneficial ownership of 15% or more of Specialty Catalog's common stock. Mr. Naggar, and the other stockholders who joined him in the proposed transaction in connection with the merger agreement, are "exempt persons" because the merger agreement and the transactions contemplated thereby have received the approval of our board of directors prior to the time that those stockholders became the beneficial owner of more than 15% of Specialty Catalog's common stock as a result of such transactions. See "Item 5. Other Information - Merger Agreement" below.

ITEM 5. Other Information

Merger Agreement

     On April 30, 2001, the Company announced that Mr. Guy Naggar, a British investor and substantial stockholder and director of the Company, has submitted a proposal to acquire for cash, through merger, all of the issued and outstanding shares of common stock of the Company, other than his shares and the shares of others who may join him, for $3.75 a share.

     On May 4, 2001, the Company entered into a definitive Merger Agreement with Specialty Acquisition Corp., a Delaware corporation owned by Mr. Naggar and several other substantial stockholders of the Company. The Merger Agreement provides for a cash merger in which the holders of common stock of the Company, other than Specialty Acquisition Corp., immediately prior to the merger, will receive $3.75 per share in cash for each share of common stock of Specialty Catalog Corp owned before the merger. The merger is subject to the satisfaction of a number of closing conditions, including, but not limited to, the consummation of financing arrangements and approval by the stockholders of Specialty Catalog Corp. The merger is expected to close in the fall of 2001. Other stockholders, including certain members of the Board of Directors of the Company, have joined Mr. Naggar in the proposed transaction.

ITEM 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

       2.1 Agreement and Plan of Recapitalization and Merger by and between Specialty Acquisition Corp. and Specialty Catalog Corp. dated May 4, 2001. Filed as Exhibit 2.1 to Specialty Catalog Corp.'s Form 10-Q, dated May 15, 2001.

       4.1 Rights Agreement, dated as of April 11, 2000, between Specialty Catalog Corp. and Continental Stock Transfer and Trust Company, As Rights Agent. Filed as Exhibit 4.1 to Specialty Catalog Corp.'s Form 8-K, dated April 13, 2000.

       4.2 Amendment No. 1 to the Rights Agreement, dated as of March 26, 2001, between Specialty Catalog Corp. and Continental Stock Transfer and Trust Company, As Rights Agent. Filed as Exhibit 99
             (d) (16) to Specialty Catalog Corp.'s Form 13E-3/A, dated July 23, 2001.

(b)  Reports on Form 8-K

     One report on Form 8-K was filed on May 7, 2001 to report that the Company has entered into a merger agreement. See the Merger Agreement note of the condensed consolidated financial statements.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SPECIALTY CATALOG CORP.


     Dated: August 10, 2001               By: /s/ Joseph Grabowski
                                              ------------------------------
                                              President and
                                              Chief Executive Officer

     Dated: August 10, 2001               By: /s/ Thomas McCain
                                              ------------------------------
                                              Thomas McCain
                                              Senior Vice President and
                                              Chief Financial Officer