Form 10-Q
period 2001-09-29
SPECIALTY CATALOG CORP
filed 2001-11-19
CIK 1020897

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                -----------------

                                    FORM 10-Q


  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended September 29, 2001

                                       OR

  [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-21499
                               -------------------

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


     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No

     Number of shares of the Registrant's Common Stock outstanding as of November 9, 2001: 4,337,886.

================================================================================

                             SPECIALTY CATALOG CORP.

                                      INDEX

                          PART I. FINANCIAL STATEMENTS

                                                                                    Page No.
                                                                                    --------
Item 1.        Condensed Consolidated Financial Statements as of September
               29, 2001, December 30, 2000 and September 30, 2000, for the
               Thirteen Weeks Ended September 29, 2001 and September 30, 2000
               and for the Thirty-Nine Weeks Ended September 29, 2001 and
               September 30, 2000

               Condensed Consolidated Statements of Operations                        3-4

               Condensed Consolidated Balance Sheets                                    5

               Condensed Consolidated Statements of Cash Flows                          6

               Notes to Condensed Consolidated Financial Statements                     7

Item 2.        Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                               13


                           PART II. OTHER INFORMATION

Item 4.        Submission of Matters to a Vote of Security Holders                     17

Item 5.        Other Information                                                       18

Item 6.        Exhibits and Reports on Form 8-K                                        19

               Signatures                                                              20

PART I.     FINANCIAL STATEMENTS

Item 1.     Condensed Consolidated Financial Statements

                            SPECIALTY CATALOG CORP.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                                                               Thirteen Weeks Ended
                                                                                      September 29, 2001     September 30, 2000
                                                                                      ------------------     ------------------
Revenues:
   Net sales ....................................................................           $ 11,234,849           $ 11,702,415
   Shipping & handling income ...................................................              1,532,258              1,714,115
   Royalties ....................................................................                  6,061                 35,657
                                                                                            ------------           ------------
Total revenues ..................................................................             12,773,168             13,452,187
Cost of sales (including buying, occupancy and order
    fulfillment costs) ..........................................................              4,862,327              5,074,399
                                                                                            ------------           ------------
Gross profit ....................................................................              7,910,841              8,377,788
Operating expenses:
   Operating expenses ...........................................................              7,050,873              7,560,518
   Depreciation and amortization ................................................                487,339                437,633
                                                                                            ------------           ------------
Total operating expenses ........................................................              7,538,212              7,998,151
                                                                                            ------------           ------------
Income from operations ..........................................................                372,629                379,637
Interest expense, net ...........................................................                253,849                265,627
                                                                                            ------------           ------------
Income before income taxes ......................................................                118,780                114,010
Income tax provision ............................................................                 49,928                 46,738
                                                                                            ------------           ------------
Net income ......................................................................                 68,852                 67,272
Other comprehensive income (loss) - foreign currency translation adjustment .....                159,877                (24,544)
                                                                                            ------------           ------------
Comprehensive income ............................................................           $    228,729           $     42,728
                                                                                            ============           ============

Earnings per share - Basic EPS:
      Net income per share ......................................................           $       0.02           $       0.02
                                                                                            ============           ============
      Weighted average shares outstanding .......................................              4,337,886              4,337,886
                                                                                            ============           ============

Earnings per share - Diluted EPS:
      Net income per share ......................................................           $       0.02           $       0.01
                                                                                            ============           ============
      Weighted average shares outstanding .......................................              4,628,889              4,643,556
                                                                                            ============           ============

           See notes to condensed consolidated financial statements.

                            SPECIALTY CATALOG CORP.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                                                     Thirty-Nine Weeks Ended
                                                                                  September 29,    September 30,
                                                                                  -------------    -------------
                                                                                       2001            2000
                                                                                   ------------        ----
Revenues:
   Net sales ...................................................................   $ 38,747,779    $ 40,068,861
   Shipping & handling income ..................................................      5,824,605       5,964,149
   Royalties ...................................................................         43,246         174,325
                                                                                   ------------    ------------
Total revenues .................................................................     44,615,630      46,207,335
Cost of sales (including buying, occupancy and order
    fulfillment costs) .........................................................     16,600,550      16,741,528
                                                                                   ------------    ------------
Gross profit ...................................................................     28,015,080      29,465,807
Operating expenses:
   Operating expenses ..........................................................     23,652,052      26,142,570
   Depreciation and amortization ...............................................      1,403,799       1,253,663
                                                                                   ------------    ------------
Total operating expenses .......................................................     25,055,851      27,396,233
                                                                                   ------------    ------------
Income from operations .........................................................      2,959,229       2,069,574
Interest expense, net ..........................................................        723,920         707,309
                                                                                   ------------    ------------
Income before income taxes .....................................................      2,235,309       1,362,265
Income tax provision ...........................................................        916,476         558,507
                                                                                   ------------    ------------
Net income .....................................................................      1,318,833         803,758
Other comprehensive loss - foreign currency translation adjustment .............        (90,949)       (101,081)
                                                                                   ------------    ------------
Comprehensive income ...........................................................   $  1,227,884    $    702,677
                                                                                   ============    ============

Earnings per share - Basic EPS:
      Net income per share .....................................................   $       0.30    $       0.19
                                                                                   ============    ============
      Weighted average shares outstanding ......................................      4,337,886       4,343,208
                                                                                   ============    ============

Earnings per share - Diluted EPS:
      Net income per share .....................................................   $       0.29    $       0.17
                                                                                   ============    ============
      Weighted average shares outstanding ......................................      4,573,203       4,666,078
                                                                                   ============    ============

           See notes to condensed consolidated financial statements.

                            SPECIALTY CATALOG CORP.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (unaudited)

                                                                        September 29,     December 30,     September 30,
                                                                            2001             2000              2000
                                                                            ----             ----              ----
                                 Assets
Current assets:
      Cash and cash equivalents .....................................   $    720,462    $    435,276    $    739,757
      Accounts receivable, net ......................................        966,891       1,521,469       1,461,900
      Inventories ...................................................      6,198,463       5,324,460       5,935,067
      Prepaid expenses ..............................................      3,559,956       3,561,311       4,293,724
                                                                        ------------    ------------    ------------
                Total current assets ................................     11,445,772      10,842,516      12,430,448
                                                                        ------------    ------------    ------------
Property, plant and equipment, net ..................................      3,885,209       4,391,445       4,537,618
Intangible assets, net ..............................................      3,988,676       3,942,508       3,972,786
Deferred income taxes ...............................................      4,013,166       4,273,287       4,433,416
Other assets ........................................................        236,292         253,748         200,684
                                                                        ------------    ------------    ------------
                Total assets ........................................   $ 23,569,115    $ 23,703,504    $ 25,574,952
                                                                        ============    ============    ============

                  Liabilities and Shareholders' Equity
Current liabilities:
      Accounts payable and accrued expenses .........................   $  3,970,293    $  3,739,207    $  5,394,205
      Liabilities to customers ......................................      1,120,823         925,888       1,352,320
      Short-term borrowings .........................................             --         788,100       6,213,482
      Income taxes payable ..........................................        406,584         376,914         359,716
      Current portion of long-term debt .............................      1,800,000       1,800,000       1,788,653
                                                                        ------------    ------------    ------------
                Total current liabilities ...........................      7,297,700       7,630,109      15,108,376
                                                                        ------------    ------------    ------------
Long-term borrowings ................................................      5,850,000       7,200,000       1,797,674
Other long-term liabilities .........................................        465,629         145,479         262,056
Commitments and contingencies
Shareholders' equity:
        Common stock ................................................         52,397          52,397          52,397
        Additional paid-in capital ..................................     16,159,570      16,159,570      16,159,570
        Accumulated other comprehensive loss ........................       (229,899)       (138,950)       (152,331)
        Accumulated deficit .........................................     (3,159,104)     (4,477,923)     (4,785,612)
                                                                        ------------    ------------    ------------
                                                                          12,822,964      11,595,094      11,274,024
        Less treasury stock, at cost, 901,888 shares at September 29,
           2001, December 30, 2000 and September 30, 2000 ...........     (2,867,178)     (2,867,178)     (2,867,178)
                                                                        ------------    ------------    ------------
                Total shareholders' equity ..........................      9,955,786       8,727,916       8,406,846
                                                                        ------------    ------------    ------------
                Total liabilities and shareholders' equity ..........   $ 23,569,115    $ 23,703,504    $ 25,574,952
                                                                        ============    ============    ============

           See notes to condensed consolidated financial statements.

                            SPECIALTY CATALOG CORP.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                               Thirty-Nine Weeks Ended
                                                                            September 29,   September 30,
                                                                            -------------   -------------
                                                                                 2001           2000
                                                                                 ----           ----
Cash flows from operating activities:
Net income .............................................................     $ 1,318,833    $   803,758
Adjustments to reconcile net income to net cash provided
  by operating activities:
      Depreciation and amortization ....................................       1,403,799      1,253,663
      Deferred income taxes ............................................         263,073        (72,948)
      Changes in operating assets and liabilities:
          Accounts receivable, net .....................................         550,493       (294,342)
          Inventories ..................................................        (887,243)      (378,852)
          Prepaid expenses .............................................           1,108       (293,295)
          Other assets .................................................         (28,805)       (17,336)
          Accounts payable and accrued expenses ........................         143,411      1,196,499
          Liabilities to customers .....................................         194,935        183,064
          Income taxes payable .........................................          29,131        (58,494)
          Other long-term liabilities ..................................          (8,334)       (29,169)
                                                                             -----------    -----------
Net cash provided by operating activities ..............................       2,980,401      2,292,548
                                                                             -----------    -----------

Cash flows from investing activities:
        Acquisitions, net of cash acquired and liabilities assumed......        (482,256)            --
        Purchases of trademarks ........................................          (1,200)            --
        Purchases of property, plant and equipment .....................        (517,794)    (1,189,923)
                                                                             -----------    -----------
Net cash used in investing activities ..................................      (1,001,250)    (1,189,923)
                                                                             -----------    -----------

Cash flows from financing activities:
       Repayments on short-term borrowings, net ........................        (788,100)       (26,198)
       Repayments of long-term borrowings...............................      (1,350,000)    (1,338,293)
       Purchase of treasury stock ......................................              --        (35,446)
       Proceeds from issuance of other long-term liabilities ...........         583,457             --
       Repayments of capital lease obligations .........................        (103,479)       (97,080)
                                                                             -----------    -----------
Net cash used in financing activities ..................................      (1,658,122)    (1,497,017)
                                                                             -----------    -----------

Effect of exchange rate changes on cash and cash equivalents ...........         (35,843)        (2,698)
                                                                             -----------    -----------

Increase (decrease) in cash and cash equivalents .......................         285,186       (397,090)

Cash and cash equivalents, beginning of year ...........................         435,276      1,136,847
                                                                             -----------    -----------

Cash and cash equivalents, end of period ...............................     $   720,462    $   739,757
                                                                             ===========    ===========

Supplemental disclosures of cash flow information:

     During the thirty-nine weeks ended September 30, 2000, the Company received federal income tax refunds of $320,000.

           See notes to condensed consolidated financial statements.

                            SPECIALTY CATALOG CORP.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1.   Basis of Presentation

     These unaudited condensed consolidated financial statements should be read in conjunction with the Form 10-K of Specialty Catalog Corp. (the "Company") for the fiscal year ended December 30, 2000, and the consolidated financial statements and footnotes included therein. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. The results of operations for the thirteen weeks and thirty-nine weeks ended September 29, 2001 are not necessarily indicative of the results for the entire fiscal year ending December 29, 2001.

     The condensed consolidated financial statements for the thirteen weeks and thirty-nine weeks ended September 29, 2001 and September 30, 2000 are unaudited but include, in the Company's opinion, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results for the periods presented.

2.   Accounting Policies

     The accounting policies underlying the condensed consolidated financial statements are those set forth in Note 1 of the consolidated financial statements included in the Company's Form 10-K for the year ended December 30, 2000.

     Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS No. 133 effective December 31, 2000. As of December 30, 2000, the adoption of SFAS No. 133 did not have a material impact on the Company's consolidated financial statements.

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

     The interest rate swap is carried at its fair value. Hedge accounting is not applied and changes in the fair value of the swap are included in interest expense, net. At September 29, 2001, the carrying value of the swap was approximately $174,000, which is included in accrued expenses. Interest expense, net was increased by approximately $89,000 and $174,000 in the thirteen and thirty-nine weeks ended September 29, 2001, respectively, which represents the change in the fair value of the swap during these periods.

     In July 2001, the Financial Accounting Standards Board ("FASB") released SFAS No. 141, "Business Combinations". SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not believe that the adoption of SFAS No. 141 will have a significant impact on its condensed consolidated financial statements.

                            SPECIALTY CATALOG CORP.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (unaudited)

     In July 2001, the FASB released SFAS No. 142, "Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is currently assessing, but has not yet determined the impact of SFAS No. 142 on its financial position and results of operations.

     In June 2001, the FASB released SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective January 1, 2003. SFAS No. 143 addresses the financial accounting and reporting for obligations and retirement costs related to the retirement of tangible long-lived assets. The Company does not expect that the adoption of SFAS No. 143 will have a significant impact on its condensed consolidated financial statements.

     In August 2001, the FASB released SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective January 1, 2002. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions relating to the disposal of a segment of a business of Accounting Principles Board Opinion No. 30. The Company does not expect that the adoption of SFAS No. 144 will have a significant impact on its condensed consolidated financial statements.

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

                                                 For the thirteen weeks ended                  For the thirty-nine weeks ended
                                         September 29, 2001      September 30, 2000       September 29, 2001     September 30, 2000
                                         ------------------      ------------------       ------------------     ------------------
                                           Net                     Net                      Net                    Net
                                          Income    Shares        Income    Shares         Income    Shares       Income    Shares
                                          ------    ------        ------    ------         ------    ------       ------    ------
Basic earnings per share ...............   $   69    4,338         $   67    4,338         $1,319    4,338         $  804    4,343
Effect of dilutive options .............       --      291             --      306             --      235             --      323
                                           ------   ------         ------   ------         ------   ------         ------   ------
Diluted earnings per share .............   $   69    4,629         $   67    4,644         $1,319    4,573         $  804    4,666
                                           ======   ======         ======   ======         ======    =====         ======   ======

     Options to purchase 487,301 shares of common stock ranging from $5.33 to $7.15 per share were not included in computing diluted EPS for the thirteen weeks and thirty-nine weeks ended September 29, 2001 because their effects were antidilutive. Options to purchase 529,951 shares of common stock ranging from $5.33 to $7.15 per share were not included in computing diluted EPS for the thirteen weeks and thirty-nine weeks ended September 30, 2000 because their effects were antidilutive.

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

                            SPECIALTY CATALOG CORP.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (unaudited)

     The purchase price includes (i) an initial fixed payment of approximately $254,000 on the closing date of the transaction, (ii) a fixed payment of approximately $36,000 due at the beginning of each of fiscal years 2002 and 2003 and (iii) a minimum royalty fee of approximately $73,000 per year due on March 31, 2002 and March 31, 2003, offset by the fixed payments in part (ii). The acquisition agreement also provides for the termination of the 1994 license agreement and transfer of the assets of the Paula Young Fashion Wigs catalog
                                            ------------------------
business to Daxbourne. Daxbourne's catalog division will now circulate both catalogs -- continuing to circulate its Jacqueline Collection catalog and the
                                        ---------------------
Paula Young Fashion Wigs catalog. The agreement also called for continued
------------------------
support services from the British licensee for a period of three months ended April 30, 2001.

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

     On May 4, 2001, the Company entered into a definitive Merger Agreement with Specialty Acquisition Corp., a Delaware corporation owned by Mr. Naggar and several other substantial stockholders of the Company. The Merger Agreement provides for a cash merger (the "Merger") in which the holders of common stock of the Company, other than Specialty Acquisition Corp., immediately prior to the Merger, will receive $3.75 per share in cash for each share of common stock of Specialty Catalog Corp owned before the Merger. Other stockholders, including certain members of the Board of Directors of the Company, have joined Mr. Naggar in the proposed transaction.

     On November 6, 2001, the stockholders of Specialty Catalog Corp. approved the Merger in a Special Meeting held by the Company. Total shares voted on the Merger amounted to 2,949,642 shares, of which 2,947,842 shares voted in favor of the Merger and 1,800 shares voted against the Merger. The Merger was finalized on November 14, 2001. In connection with the Merger, the Company is in the process of revaluing and restating certain asset carrying values. Specifically, this transaction could give rise to limitations relative to the realizability of deferred tax assets given the change in control rules within the tax regulations.

     The Merger was a "going private" transaction for the Company under the Federal securities laws. Following the Merger, the common stock of the Company is no longer publicly traded or quoted on The Nasdaq National Market and the Company has filed a Form 15 with the Securities and Exchange Commission in order to formally terminate its reporting obligations under the Securities Exchange Act of 1934.

                            SPECIALTY CATALOG CORP.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (unaudited)

     A portion of the funds necessary to consummate the Merger was obtained through the sale of $7.5 million worth of its Series A Senior Subordinated Notes to LEG Partners Debenture SBIC, L.P., LEG Partners III SBIC, L.P., LEG Co-Investors, LLC, and LEG Co-Investors II, LLC.

     In connection with the consummation of the Merger, the Company amended its Amended and Restated Credit Agreement, dated December 27, 2000, with Fleet National Bank. In connection with the amendment, a $9,000,000 five-year term note and a $7,600,000 revolving credit note previously issued by the Company to Fleet National Bank were cancelled and replaced with a $7,200,000 four-year term note and a $8,050,000 revolving credit note. A portion of the proceeds of the notes was used to provide a portion of the funds required to consummate the Merger. The Company expects to use the remainder of such funds for working capital and other general corporate needs.

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

                             SPECIALTY CATALOG CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (unaudited)

     A summary of information about the Company's operations by segment for the thirteen weeks and thirty-nine weeks ended September 29, 2001 and September 30, 2000 follows.

                                                      Paula        Especially       Corporate         Total SC         Western
                                                      Young           Yours          Expenses          Direct          Schools
                                                      -----           -----          --------          ------          -------
      Thirteen weeks ended
       September 29, 2001
Net sales (including royalties)...........         $ 6,338,606     $ 1,968,596     $        --      $   8,307,202    $   817,888
Shipping & handling income................           1,021,931         342,915              --          1,364,846        148,720
                                                   -----------     -----------     -----------      -------------    -----------
Total revenues............................           7,360,537       2,311,511              --          9,672,048        966,608
Gross profit..............................           4,452,793       1,353,877         (58,736)         5,747,934        753,235
Operating expenses........................           2,519,687       1,341,400       1,474,744          5,335,831        690,035
Depreciation and amortization.............                  --              --         314,314            314,314         17,115
                                                   -----------     -----------     -----------      -------------    -----------
Income (loss) from operations.............           1,933,106          12,477      (1,847,794)            97,789         46,085
Interest expense, net.....................                  --              --         211,276            211,276             --
Income tax provision (benefit)............                  --              --         (45,301)           (45,301)        18,894

Segment assets............................                  --              --      16,003,053         16,003,053      4,999,322
Capital expenditures......................                  --              --         144,381            144,381         15,150


                                                      Paula        Especially       Corporate         Total SC         Western
                                                      Young           Yours          Expenses          Direct          Schools
                                                      -----           -----          --------          ------          -------
      Thirteen weeks ended
       September 30, 2000
Net sales (including royalties)...........         $ 6,818,274     $ 1,571,674     $        --      $   8,389,948    $   896,268
Shipping & handling income................           1,233,262         293,365              --          1,526,627        179,571
                                                   -----------     -----------     -----------      -------------    -----------
Total revenues............................           8,051,536       1,865,039              --          9,916,575      1,075,839
Gross profit..............................           5,060,442       1,086,002         (57,606)         6,088,838        765,716
Operating expenses........................           3,259,115       1,195,983       1,173,109          5,628,207        700,881
Depreciation and amortization.............                  --              --         301,335            301,335         10,299
                                                   -----------     -----------     -----------      -------------    -----------
Income (loss) from operations.............           1,801,327        (109,981)     (1,532,050)           159,296         54,536
Interest expense, net.....................                  --              --         207,355            207,355             --
Income tax provision (benefit)............                  --              --         (19,709)           (19,709)        22,361

Segment assets............................                  --              --      15,606,603         15,606,603      4,630,721
Capital expenditures......................                  --              --         299,713            299,713         16,433

                                                                     Total SC
                                                        AHI         Publishing      Daxbourne        Total
                                                        ---         ----------      ---------        -----
      Thirteen weeks ended
       September 29, 2001
Net sales (including royalties)...........         $    596,233    $ 1,414,121     $ 1,519,587    $11,240,910
Shipping & handling income................                   --        148,720          18,692      1,532,258
                                                   ------------    -----------     -----------    -----------
Total revenues............................              596,233      1,562,841       1,538,279     12,773,168
Gross profit..............................              339,644      1,092,879       1,070,028      7,910,841
Operating expenses........................              314,605      1,004,640         710,402      7,050,873
Depreciation and amortization.............               51,580         68,695         104,330        487,339
                                                   ------------    -----------     -----------    -----------
Income (loss) from operations.............              (26,541)        19,544         255,296        372,629
Interest expense, net.....................                  200            200          42,373        253,849
Income tax provision (benefit)............              (10,963)         7,931          87,298         49,928

Segment assets............................              (51,588)     4,947,734       2,618,328     23,569,115
Capital expenditures......................                2,646         17,796          11,221        173,398


                                                                     Total SC
                                                        AHI         Publishing      Daxbourne        Total
                                                        ---         ----------      ---------        -----
      Thirteen weeks ended
       September 30, 2000
Net sales (including royalties)...........         $  1,128,474    $ 2,024,742     $ 1,323,382    $11,738,072
Shipping & handling income................                   --        179,571           7,917      1,714,115
                                                   ------------    -----------     -----------    -----------
Total revenues............................            1,128,474      2,204,313       1,331,299     13,452,187
Gross profit..............................              636,332      1,402,048         886,902      8,377,788
Operating expenses........................              655,248      1,356,129         576,182      7,560,518
Depreciation and amortization.............               38,734         49,033          87,265        437,633
                                                   ------------    -----------     -----------    -----------
Income (loss) from operations.............              (57,650)        (3,114)        223,455        379,637
Interest expense, net.....................                1,239          1,239          57,033        265,627
Income tax provision (benefit)............              (24,147)        (1,786)         68,233         46,738

Segment assets............................              896,697      5,527,418       4,440,931     25,574,952
Capital expenditures......................               11,653         28,086            (524)       327,275

                            SPECIALTY CATALOG CORP.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (unaudited)

                                           Paula        Especially       Corporate        Total SC        Western
                                           Young           Yours          Expenses         Direct         Schools
                                           -----           -----          --------         ------         -------
 Thirty-nine weeks ended
    September 29, 2001
Net sales (including royalties).....    $22,046,848     $6,488,830      $        --     $28,535,678      $3,788,465
Shipping & handling income..........      3,946,052      1,121,002               --       5,067,054         711,461
                                        -----------     ----------      -----------     -----------      ----------
Total revenues......................     25,992,900      7,609,832               --      33,602,732       4,499,926
Gross profit........................     15,907,067      4,560,479         (175,090)     20,292,456       3,399,111
Operating expenses..................      9,386,744      4,126,248        4,203,749      17,716,741       2,391,040
Depreciation and amortization.......             --             --          905,527         905,527          46,226
                                        -----------     ----------      -----------     -----------      ----------
Income (loss) from operations.......      6,520,323        434,231       (5,284,366)      1,670,188         961,845
Interest expense, net...............             --             --          596,833         596,833              --
Income tax provision (benefit)......             --             --          440,076         440,076         394,356

Segment assets......................             --             --       16,003,053      16,003,053       4,999,322
Capital expenditures................             --             --          359,691         359,691          72,845

                                           Paula        Especially       Corporate        Total SC        Western
                                           Young           Yours          Expenses         Direct         Schools
                                           -----           -----          --------         ------         -------
    Thirty-nine weeks ended
       September 30, 2000
Net sales (including royalties).....    $23,631,771     $5,298,767      $         --    $28,930,538      $3,657,563
Shipping & handling income..........      4,254,045        972,344                --      5,226,389         709,343
                                        -----------     ----------      ------------    -----------      ----------
Total revenues......................     27,885,816      6,271,111                --     34,156,927       4,366,906
Gross profit........................     17,784,231      3,760,482          (173,921)    21,370,792       3,197,220
Operating expenses..................     11,846,681      3,911,603         4,005,273     19,763,557       2,424,304
Depreciation and amortization.......             --             --           843,509        843,509          31,150
                                        -----------     ----------      ------------    -----------      ----------
Income (loss) from operations.......      5,937,550       (151,121)       (5,022,703)       763,726         741,766
Interest expense, net...............             --             --           532,812        532,812              --
Income tax provision (benefit)......             --             --            94,654         94,654         304,124

Segment assets......................             --             --        15,606,603     15,606,603       4,630,721
Capital expenditures................             --             --         1,081,314      1,081,314          16,433

                                                      Total SC
                                          AHI         Publishing      Daxbourne        Total
                                          ---         ----------      ---------        -----
 Thirty-nine weeks ended
    September 29, 2001
Net sales (including royalties).....    1,797,558      $5,586,023     $4,669,324    $38,791,025
Shipping & handling income..........           --         711,461         46,090      5,824,605
                                        ---------      ----------     ----------    -----------
Total revenues......................    1,797,558       6,297,484      4,715,414     44,615,630
Gross profit........................    1,039,014       4,438,125      3,284,499     28,015,080
Operating expenses..................    1,468,127       3,859,167      2,076,144     23,652,052
Depreciation and amortization.......      150,789         197,015        301,257      1,403,799
                                        ---------      ----------     ----------    -----------
Income (loss) from operations.......     (579,902)        381,943        907,098      2,959,229
Interest expense, net...............          304             304        126,783        723,920
Income tax provision (benefit)......     (237,884)        156,472        319,928        916,476

Segment assets......................      (51,588)      4,947,734      2,618,328     23,569,115
Capital expenditures................       11,810          84,655         73,448        517,794

                                                      Total SC
                                          AHI         Publishing      Daxbourne        Total
                                          ---         ----------      ---------        -----
    Thirty-nine weeks ended
       September 30, 2000
Net sales (including royalties).....    3,601,412      $7,258,975     $4,053,673    $40,243,186
Shipping & handling income..........           21         709,364         28,396      5,964,149
                                        ---------      ----------     ----------    -----------
Total revenues......................    3,601,433       7,968,339      4,082,069     46,207,335
Gross profit........................    2,114,047       5,311,267      2,783,748     29,465,807
Operating expenses..................    2,130,647       4,554,951      1,824,062     26,142,570
Depreciation and amortization.......      108,053         139,203        270,951      1,253,663
                                        ---------      ----------     ----------    -----------
Income (loss) from operations.......     (124,653)        617,113        688,735      2,069,574
Interest expense, net...............        1,239           1,239        173,258        707,309
Income tax provision (benefit)......      (51,618)        252,506        211,347        558,507

Segment assets......................      896,697       5,527,418      4,440,931     25,574,952
Capital expenditures................       69,977          86,410         22,199      1,189,923

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


Thirteen Weeks Ended September 29, 2001 Compared to the Thirteen Weeks Ended September 30, 2000

     Revenues decreased to $12.8 million for the thirteen weeks ended September 29, 2001 from $13.4 million for the thirteen weeks ended September 30, 2000, a decrease of approximately $679,000 or 5.1 percent. This change in revenues was due to decreases in SC Direct's, Western Schools' and AHI's revenues of approximately $245,000, $109,000 and $532,000, respectively, offset by increases in Daxbourne's revenues of approximately $207,000.

     The overall revenue decrease in SC Direct was caused by reducing the number of catalogs circulated and increasing promotional offerings during the thirteen weeks ended September 29, 2001 compared to the thirteen weeks ended September 30, 2000. The Paula Young business sales decreased by approximately $691,000, offset by a revenue increase in the Especially Yours business of approximately $446,000. This total revenue decrease was offset by a decrease in merchandise return rates resulting from the Company's initiatives initiated during the latter half of fiscal year 2000 of several marketing, creative, operational and merchandising changes. Western Schools revenue decrease was the result of the sale of the company's CPA business in May 2001. Revenues from Western Schools CPA business during the thirteen weeks ended September 30, 2000 amounted to approximately $95,000. AHI's revenue decrease was caused by the elimination of unprofitable seminars during the thirteen weeks ended September 29, 2001 compared to the thirteen weeks ended September 30, 2000 as well as a lighter attendance at seminars held in the New York/New Jersey areas subsequent to the September 11, 2001 terrorist attacks on the World Trade Center in New York City. Daxbourne's revenue increase primarily related to the acquisition of the Paula Young UK business in January 2001 which had revenues of approximately $123,000 for the thirteen weeks ended September 29, 2001.

     Gross profit as a percentage of revenues decreased to 61.9 percent for the thirteen weeks ended September 29, 2001 from 62.3 percent for the thirteen weeks ended September 30, 2000 as a result of merchandise sales mix changes and additional promotional offerings in its catalogs. Gross profit decreased to $7.9 million for the thirteen weeks ended September 29, 2001 from $8.4 million for the thirteen weeks ended September 30, 2000, a decrease of approximately $467,000 or 5.6 percent. This decrease was due to the decrease in revenues discussed above as well as the decrease in the gross profit rate also discussed above.

     Operating expenses decreased to $7.5 million for the thirteen weeks ended September 29, 2001 from $8.0 million for the thirteen weeks ended September 30, 2000, a decrease of approximately $460,000 or 5.8 percent. As mentioned above, the decrease in operating expenses was due to the Company's decisions to reduce catalog circulation and reduce the amount of advertising used to generate new customers.

     Interest expense, net of interest income, decreased to approximately $254,000 for the thirteen weeks ended September 29, 2001 from approximately $266,000 for the thirteen weeks ended September 30, 2000, a decrease of approximately $12,000 or 4.5 percent. The decrease was attributable to lower interest rates on variable rate borrowings not hedged by the interest rate swap agreement and by lower average principal amounts outstanding on the Company's bank facility during the thirteen weeks ended September 29, 2001 compared to the thirteen weeks ended September 30, 2000, offset by the loss recorded on the fair value of the interest rate swap agreement of approximately $89,000.

Thirty-Nine Weeks Ended September 29, 2001 Compared to the Thirty-Nine Weeks Ended September 30, 2000

     Revenues decreased to $44.6 million for the thirty-nine weeks ended September 29, 2001 from $46.2 million for the thirty-nine weeks ended September 30, 2000, a decrease of $1.6 million or 3.5 percent. This change in revenues was due to decreases in SC Direct's and AHI's revenues of approximately $554,000 and $1.8 million, respectively, offset by increases in Western Schools' and Daxbourne's revenues of approximately $133,000 and $633,000, respectively.

     The overall revenue decrease in SC Direct was caused by reducing the number of catalogs circulated during the thirty-nine weeks ended September 29, 2001 compared to the thirty-nine weeks ended September 30, 2000. The Paula Young business sales decreased by $1.9 million, offset by a revenue increase in the Especially Yours business of $1.3 million. This total revenue decrease was offset by a decrease in merchandise return rates resulting from the Company's initiatives initiated during the latter half of fiscal year 2000 of several marketing, creative, operational and merchandising changes. AHI's revenue decrease was caused by the elimination of unprofitable seminars during the thirty-nine weeks ended September 29, 2001 compared to the thirty-nine weeks ended September 30, 2000. Daxbourne's revenue increase was due to increased sales at its Hot Hair retail establishments as well as to the acquisition of the Paula Young UK business in January 2001 which had revenues of approximately $337,000 for the thirty-nine weeks ended September 29, 2001.

     Gross profit as a percentage of revenues decreased to 62.8 percent for the thirty-nine weeks ended September 29, 2001 from 63.8 percent for the thirty-nine weeks ended September 30, 2000 as a result of merchandise sales mix changes and additional promotional offerings in its catalogs. Gross profit decreased to $28.0 million for the thirty-nine weeks ended September 29, 2001 from $29.5 million for the thirty-nine weeks ended September 30, 2000, a decrease of approximately $1.5 million or 5.1 percent. This decrease was due to the decrease in revenues discussed above as well as the decrease in the gross profit rate also discussed above.

     Operating expenses decreased to $25.1 million for the thirty-nine weeks ended September 29, 2001 from $27.4 million for the thirty-nine weeks ended September 30, 2000, a decrease of approximately $2.3 million or 8.4 percent. As mentioned above, the decrease in operating expenses was due to the Company's decisions to reduce catalog circulation and reduce the amount of advertising used to generate new customers.

     Interest expense, net of interest income, increased to approximately $724,000 for the thirty-nine weeks ended September 29, 2001 from approximately $707,000 for the thirty-nine weeks ended September 30, 2000, an increase of approximately $17,000 or 2.4 percent. The increase was attributable to the loss recorded on the fair value of the interest rate swap agreement of approximately $174,000, offset by lower average principal amounts outstanding on the Company's bank facility and by lower interest rates on variable rate borrowings not hedged by the interest rate swap agreement during the thirty-nine weeks ended September 29, 2001 compared to the thirty-nine weeks ended September 30, 2000.

Liquidity and Capital Resources

     Net cash flows provided by the Company for the thirty-nine weeks ended September 29, 2001 were approximately $285,000. Cash flows provided by operating activities for the thirty-nine weeks ended September 29, 2001 were $3.0 million, offset by uses of $1.0 million in investing activities and $1.7 million in financing activities. The major factors that caused the difference between net income and net cash flows provided by operations for the thirty-nine weeks ended September 29, 2001 were increases in: depreciation and amortization expense of $1.4 million and deferred income taxes of approximately $263,000. The Company used $1.0 million in investing activities, of which approximately $518,000 was for computer and equipment purchases, approximately $437,000 was used to acquire the Paula Young UK license from the Company's former British licensee, and approximately $45,000 was used by Daxbourne to acquire a small retail salon in the London area during August 2001. The $1.7 million in net cash used in financing activities was primarily due to: (i) the repayment of $1,350,000 of long-term borrowings, (ii) the repayment of short-term borrowings of approximately $788,000, and (iii) the repayment of approximately $103,000 of capital leases, offset by cash receipts of approximately $584,000 for other long-term liabilities related to fixed asset purchases previously paid by the Company during the thirty-nine weeks ended September 29, 2001 and the fiscal year ended December 30, 2000.

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

     As of September 29, 2001, $7.65 million of the Term Loan was under LIBOR contract rates ranging from 5.77 percent to 6.17 percent (including the Bank's lending margin). At September 29, 2001, $3.1 million was available under the Line of Credit.

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

Recently Issued Accounting Pronouncements

     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS No. 133 effective December 31, 2000. As of December 30, 2000, the adoption of SFAS No. 133 did not have a material impact on the Company's consolidated financial statements.

     In July 2001, the FASB released SFAS No. 141, "Business Combinations". SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not believe that the adoption of SFAS No. 141 will have a significant impact on its condensed consolidated financial statements.

      In July 2001, the FASB released SFAS No. 142, "Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is currently assessing, but has not yet determined the impact of SFAS No. 142 on its financial position and results of operations.

      In June 2001, the FASB released SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective January 1, 2003. SFAS No. 143 addresses the financial accounting and reporting for obligations and retirement costs related to the retirement of tangible long-lived assets. The Company does not expect that the adoption of SFAS No. 143 will have a significant impact on its condensed consolidated financial statements.

      In August 2001, the FASB released SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective January 1, 2002. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions relating to the disposal of a segment of a business of Accounting Principles Board Opinion No. 30. The Company does not expect that the adoption of SFAS No. 144 will have a significant impact on its condensed consolidated financial statements.

Quantitative and Qualitative Disclosures About Market Risk

     The Company's primary exposures to market risks include fluctuations in interest rates on its short-term and long-term borrowings of $7.65 million as of September 29, 2001 under its credit facility. Management does not believe that the risk inherent in the variable-rate nature of these instruments will have a material adverse effect on the Company's consolidated financial statements. However, no assurance can be given that such a risk will not have a material adverse effect on the Company's financial statements in the future.

      As of September 29, 2001, the outstanding balance on all of the Company's credit facilities was $7.65 million. Based on this balance, less the amount covered by the interest rate swap agreement, an immediate change of one percent in the interest rate would cause a change in interest expense of approximately $32,000 on an annual basis. The Company's objective in maintaining these variable rate borrowings is the flexibility obtained regarding early repayment without penalties and lower overall cost as compared with fixed-rate borrowings.

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


PART II.  OTHER INFORMATION

ITEM 4.   Submission of Matters to a Vote of Security Holders

The Company held a special meeting of shareholders on Tuesday, November 6, 2001. The following represents the results of the voting on proposals submitted to a vote of shareholders at such meeting:

a. Proposal to adopt the Agreement and Plan of Recapitalization and Merger, dated as of May 4, 2001, as amended by Amendment No. 1 dated August 31, 2001, between Specialty Catalog Corp. and Specialty Acquisition Corp.:

Total Shares Voted                                     2,949,642
Number of Votes in Favor                               2,947,842
Number of Votes Against                                  1,800
Number of Votes Abstained                                  0

     The Agreement and Plan of Recapitalization and Merger between Specialty Catalog Corp. and Specialty Acquisition Corp. was approved by the shareholders on November 6, 2001.

     b. Proposal to grant to the proxies the discretionary authority to adjourn the special meeting to satisfy conditions to the closing of the Agreement and Plan of Recapitalization and Merger:

             Votes in favor                          Votes against
             --------------                          -------------
               2,748,903                                200,739

     The proposal to grant to the proxies the discretionary authority to adjourn the special meeting was approved.

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

     On May 4, 2001, the Company entered into a definitive Merger Agreement with Specialty Acquisition Corp., a Delaware corporation owned by Mr. Naggar and several other substantial stockholders of the Company. The Merger Agreement provides for a cash merger (the "Merger") in which the holders of common stock of the Company, other than Specialty Acquisition Corp., immediately prior to the Merger, will receive $3.75 per share in cash for each share of common stock of Specialty Catalog Corp owned before the Merger. Other stockholders, including certain members of the Board of Directors of the Company, have joined Mr. Naggar in the proposed transaction.

     On November 6, 2001, the stockholders of Specialty Catalog Corp. approved the Merger in a Special Meeting held by the Company. Total shares voted on the Merger amounted to 2,949,642 shares, of which 2,947,842 shares voted in favor of the Merger and 1,800 shares voted against the Merger. The Merger was finalized on November 14, 2001. In connection with the Merger, the Company is in the process of revaluing and restating certain asset carrying values. Specifically, this transaction could give rise to limitations relative to the realizability of deferred tax assets given the change in control rules within the tax regulations.

     The Merger was a "going private" transaction for the Company under the Federal securities laws. Following the Merger, the common stock of the Company is no longer publicly traded or quoted on The Nasdaq National Market and the Company has filed a Form 15 with the Securities and Exchange Commission in order to formally terminate its reporting obligations under the Securities Exchange Act of 1934.

     A portion of the funds necessary to consummate the Merger was obtained through the sale of $7.5 million worth of its Series A Senior Subordinated Notes to LEG Partners Debenture SBIC, L.P., LEG Partners III SBIC, L.P., LEG Co-Investors, LLC, and LEG Co-Investors II, LLC.

     In connection with the consummation of the Merger, the Company amended its Amended and Restated Credit Agreement, dated December 27, 2000, with Fleet National Bank. In connection with the amendment, a $9,000,000 five-year term note and a $7,600,000 revolving credit note previously issued by the Company to Fleet National Bank were cancelled and replaced with a $7,200,000 four-year term note and a $8,050,000 revolving credit note. A portion of the proceeds of the notes was used to provide a portion of the funds required to consummate the Merger. The Company expects to use the remainder of such funds for working capital and other general corporate needs.

ITEM 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

     None.

(b)  Reports on Form 8-K

     This Report on Form 10-Q contains information that would normally otherwise be disclosed in a Report on Form 8-K. The information disclosed in this Report on Form 10-Q describes the closing of transactions contemplated by the Agreement and Plan of Recapitalization and Merger between Specialty Catalog Corp. and Specialty Acquisition Corp. See the Merger Agreement note of the condensed consolidated financial statements.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            SPECIALTY CATALOG CORP.


     Dated: November 19, 2001               By: /s/ Joseph Grabowski
                                                ----------------------------
                                                President and
                                                Chief Executive Officer


     Dated: November 19, 2001               By: /s/ Thomas McCain
                                                ----------------------------
                                                Thomas McCain
                                                Senior Vice President and
                                                Chief Financial Officer